Form 10-Q
period 1999-09-30
HOMESERVICES COM INC
filed 1999-11-19
CIK 1090445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         For the quarterly period ended

                               SEPTEMBER 30, 1999

                          Commission File No. 000-27327

                              HOMESERVICES.COM INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            41-1945806
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

6800 France Avenue South, Suite 600, Edina, Minnesota             55435
-----------------------------------------------------           ----------
     (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code  (612) 928-5900
                                                    --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes                        No  X
                       ----                      ----


Former name, former address and former fiscal year, if changed since last report. N/A
         ---

10,422,942 shares of Common Stock, $0.01 par value, were outstanding as of November 1, 1999.

                              HOMESERVICES.COM INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

                                                               PAGE NO.
ITEM 1.   Financial Statements

          Consolidated Balance Sheets..........................    3

          Consolidated Statements of Operations................    4

          Consolidated Statements of Cash Flows................    5

          Notes to Consolidated Financial Statements...........    6

ITEM 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....     9

PART II:  OTHER INFORMATION

ITEM 1.   Legal Proceedings....................................   21
ITEM 2.   Changes in Securities and Use of Proceeds............   21
ITEM 3.   Defaults upon Senior Securities......................   21
ITEM 4.   Submission of Matters to a Vote of Security Holders..   21
ITEM 5.   Other Information....................................   21
ITEM 6.   Exhibits and Reports on Form 8-K.....................   22

Signatures.....................................................   23

Exhibit Index..................................................   24

                              HOMESERVICES.COM INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                            AS OF
                                                                -----------------------------
                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                   1999             1998
                                                                -------------    ------------
                                                                 (UNAUDITED)
ASSETS
Current Assets:
---------------
Cash and cash equivalents .....................................   $   9,896        $   3,114
Mortgage loans held for sale and other
  receivables, net of allowance ...............................       8,266           17,320
Receivable from affiliates ....................................         200               69
Pending real estate sales contracts ...........................         598                -
Cash held in trust ............................................       9,093            7,932
Income taxes receivable .......................................       4,509            3,902
Other current assets ..........................................       3,105            2,074
                                                                  ---------        ---------
   Total current assets .......................................      35,667           34,411
                                                                  ---------        ---------

Other Assets:
-------------
Office property and equipment, net ............................      21,350           15,453
Intangible assets, net ........................................      98,888           75,122
Investment in 50% or less owned entities ......................       1,747              269
Held-to-maturity securities ...................................         849              651
Available-for-sale security ...................................         277              297
Deferred taxes ................................................          70            2,148
Other assets ..................................................         356              169
                                                                  ---------        ---------
   Total other assets .........................................     123,537           94,109
                                                                  ---------        ---------

TOTAL ASSETS ..................................................   $ 159,204        $ 128,520
                                                                  =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
--------------------
Accounts payable ..............................................   $   5,787        $   5,448
Accrued expenses ..............................................      14,937           11,345
Payable to affiliates .........................................         338              367
Cash held in trust ............................................       9,093            7,932
Current portion of long-term debt .............................         534            3,436
Other current liabilities .....................................         944            1,624
                                                                  ---------        ---------
   Total current liabilities ..................................      31,633           30,152
                                                                  ---------        ---------

Other Liabilities:
------------------
Long-term debt ................................................      68,597           58,009
Agent profit sharing ..........................................       5,463            5,074
Other noncurrent liabilities ..................................         241               91
                                                                  ---------        ---------
   Total other liabilities ....................................      74,301           63,174
                                                                  ---------        ---------

   Total liabilities ..........................................     105,934           93,326
                                                                  ---------        ---------

Commitments and contingencies (note 6)

Stockholders' Equity:
---------------------
Common stock, $0.01 par value, 38,000,000 shares authorized;
  8,235,442 and 6,778,700 shares issued and outstanding,
  at September 30, 1999 and December 31, 1998, respectively ...          82               68
Additional paid in capital ....................................      47,933           39,447
Notes receivable ..............................................        (799)            (896)
Retained earnings (accumulated deficit) .......................       6,057           (3,434)
Accumulated other comprehensive income (loss) .................          (3)               9
                                                                  ---------        ---------

   Total stockholders' equity .................................      53,270           35,194
                                                                  ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................   $ 159,204        $ 128,520
                                                                  =========        =========

The accompanying notes are an integral part of these financial statements.

                              HOMESERVICES.COM INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                             THREE MONTHS        NINE MONTHS   MAY 28, 1998
                                           ENDED SEPTEMBER 30,      ENDED         THROUGH
                                         ---------------------  SEPTEMBER 30,  SEPTEMBER 30,
                                           1999         1998        1999           1998
                                         ---------    --------  -------------  -------------
REVENUES:
   Commission revenue ................   $ 112,280    $ 72,130     $ 261,259      $  98,374
   Title fees ........................       6,116       5,969        16,760          8,424
   Other .............................       4,977       3,238        13,078          4,257
                                         ---------    --------     ---------      ---------
TOTAL REVENUES .......................     123,373      81,337       291,097        111,055
                                         ---------    --------     ---------      ---------

OPERATING EXPENSES:
   Commission expense ................      78,324      48,123       180,409         64,810
   Amortization of pending real estate
     sales contracts .................       2,157      10,834         2,157         15,578
   Salaries and employee benefits ....      15,829       9,942        40,101         13,463
   Occupancy .........................       4,860       3,555        13,886          4,773
   Business promotion and advertising        4,623       3,502        11,841          4,921
   Depreciation and amortization .....       2,357       1,505         6,075          2,105
   Other operating expenses ..........       6,264       5,291        17,990          7,011
                                         ---------    --------     ---------      ---------
TOTAL OPERATING EXPENSES .............     114,414      82,752       272,459        112,661
                                         ---------    --------     ---------      ---------

OTHER INCOME (EXPENSE):
   Interest income ...................         354         219           662            301
   Interest expense ..................      (1,128)       (728)       (3,211)        (1,038)
                                         ---------    --------     ---------      ---------
TOTAL OTHER INCOME (EXPENSE), NET ....        (774)       (509)       (2,549)          (737)
                                         ---------    --------     ---------      ---------

Income (loss) before income taxes ....       8,185      (1,924)       16,089         (2,343)

Income taxes (benefit) ...............       3,320        (761)        6,598           (927)
                                         ---------    --------     ---------      ---------

NET INCOME (LOSS) ....................   $   4,865    $ (1,163)    $   9,491      $  (1,416)
                                         =========    ========     =========      =========

NET INCOME (LOSS) PER SHARE:
   Basic and diluted .................   $    0.62    $  (0.17)    $    1.32      $   (0.21)
                                         =========    ========     =========      =========

Average number of  common
   shares outstanding ................       7,871       6,779         7,216          6,779
                                         =========    ========     =========      =========

The accompanying notes are an integral part of these financial statements.

                              HOMESERVICES.COM INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   NINE MONTHS     MAY 28, 1998
                                                                      ENDED           THROUGH
                                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                                      1999             1998
                                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..............................................     $  9,491         $ (1,416)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation and amortization ................................        6,075            2,105
  Amortization of pending real estate sales contracts ..........        2,157           15,578
  Earnings from equity method investments ......................         (843)               -
  Deferred income taxes ........................................        2,070              193
  Changes in assets and liabilities net of effects from
    purchase of subsidiaries:
    Increase in income taxes receivable ........................         (607)          (3,689)
    Decrease in mortgage loans held for sale and
      other  receivables .......................................        9,385            2,319
    Increase in other assets ...................................       (1,114)          (2,978)
    Increase (decrease) in accounts payable ....................         (590)             505
    Increase in accrued expenses ...............................        2,325            1,396
    Increase (decrease) in other liabilities ...................         (140)           3,515
  Other, net ...................................................          469             (483)
                                                                     --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ......................       28,678           17,045
                                                                     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of subsidiaries, net of cash acquired .................      (29,014)         (95,809)
Purchase of property and equipment .............................       (6,778)            (818)
Other investing ................................................         (344)             185
                                                                     --------         --------
NET CASH USED IN INVESTING ACTIVITIES ..........................      (36,136)         (96,442)
                                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt ......................................      (25,413)          (6,479)
Proceeds from long-term debt ...................................       31,647                -
Proceeds from capital transactions .............................        8,500           37,990
Net change in note payable to parent ...........................            -           51,149
Loan costs .....................................................         (494)            (185)
                                                                     --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ......................       14,240           82,475
                                                                     --------         --------

Net increase in cash and cash equivalents ......................        6,782            3,078
Cash and cash equivalents at beginning of period ...............        3,114                -
                                                                     --------         --------
Cash and cash equivalents at end of period .....................     $  9,896         $  3,078
                                                                     ========         ========

The accompanying notes are an integral part of these financial statements.

                              HOMESERVICES.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL:

HomeServices.Com Inc. (the "Company" or "HomeServices"), was formed on July 13, 1999, for the purpose of merging with MidAmerican Realty Services Company ("MidAmerican Realty"). On October 7, 1999 the Company merged with MidAmerican Realty. The accompanying financial statements include the financial position, results of operations, and cash flows of HomeServices, MidAmerican Realty, and its wholly-owned subsidiaries as if the Company was consolidated for all periods presented.

In the opinion of management, the accompanying unaudited consolidated financial statements of HomeServices contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three months ended September 30, 1999 and 1998, the nine months ended September 30, 1999 and for the period May 28, 1998 through September 30, 1998 and cash flows for the nine months ended September 30, 1999 and for the period May 28, 1998 through September 30, 1998. The results of operations for periods presented are not necessarily indicative of the results to be expected for the full year.

Reference is made to the Company's Registration Statement on Form S-1 (No 333-82997) that includes information necessary or useful to the understanding of the Company's business and financial statement presentations. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Registration Statement.

2.  COMPREHENSIVE INCOME:

Comprehensive income for the three months ended September 30, 1999 and 1998 was income of $4,878,000 and a loss of $1,163,000, respectively, for the nine months ended September 30, 1999 was income of $9,479,000, and for the period May 28, 1998 through September 30, 1998 was a loss of $1,416,000. Comprehensive income differs from net income due to changes in the fair market value of available-for-sale investment securities.

3.  LONG-TERM DEBT:

On September 20, 1999, HomeServices entered into a new $75 million senior secured revolving credit agreement which replaced the then existing $25.0 million revolving credit facility. The senior secured revolving credit agreement has a term of three years and is secured by a pledge of the capital stock of all of the existing and future subsidiaries of HomeServices. Amounts outstanding under this revolving credit facility bear interest, at HomeServices option, at either the prime lending rate or LIBOR plus a fixed spread of 1.25% to 2.50% which varies based on HomeServices' cash flow leverage ratio. As of September 30, 1999, the blended average interest rate on the revolving credit facility borrowings was 7.26%.

4.  BUSINESS ACQUISITIONS:

On July 8, 1999, the Company acquired substantially all of the assets of Paul Semonin Realtors ("Paul Semonin") for $13.3 million. Paul Semonin is a Louisville, Kentucky based real estate brokerage firm with 11 branch offices and a leading market share in Louisville, and also operates in Lexington, Kentucky and southern Indiana. This transaction was accounted for as a purchase business combination and as such the results of operation of the Company include the results of Paul Semonin beginning July 8, 1999.

On August 23, 1999, the Company acquired the stock of Roy H. Long Realty Co., Inc., ("Long Realty") for $16 million. Long Realty is a Tucson, Arizona based real estate agency and brokerage business with 12 branch offices in southern Arizona. The stock purchase agreement requires installment payments to be made based on certain profitability levels, and are required within 31 days after the close of calendar year 1999 and 2000. The maximum amount payable under the agreement is $1.5 million per year. This transaction was accounted for as a purchase business combination and as such the results of operation of the Company include the results of Long Realty beginning August 23, 1999.

As a result of each acquisition the Company recorded goodwill consisting of the excess cost over acquired net assets. Acquired goodwill is amortized on a straight line basis over 30 years. Whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable, the Company reviews the carrying value of goodwill for impairment based on the operating cash flows (undiscounted and without interest) of the related business unit. If the projection of operating cash flows over the remaining life of the goodwill proves to be less than the carrying value of goodwill, an impairment is recognized. The Company did not recognize an impairment of goodwill during the periods reported.

The following pro forma financial information represents the unaudited pro forma results of operations as if the aforementioned acquisitions, and the acquisitions of Iowa Realty Co., Inc. ("Iowa Realty"), Edina Realty Home Services ("Edina Realty"), HOME Real Estate Holdings Inc. ("Home Real Estate"), CBS Real Estate Company ("CBS Real Estate"), J.C. Nichols Residential ("J.C. Nichols") and Nebraska Land Title & Abstract Company, had been completed on January 1 for each period presented, after giving effect to certain adjustments including increased amortization of goodwill generated from the acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have been achieved had these acquisitions been completed as of January 1 of each period, nor are the results indicative of the Company's future results of operations (in thousands except per share amounts).

                                    NINE MONTHS              NINE MONTHS
                                       ENDED                    ENDED
                                 SEPTEMBER 30, 1999       SEPTEMBER 30, 1998
                                 ------------------       ------------------

  Revenues....................        $ 340,446                $ 295,182
  Operating expenses..........          320,251                  295,944
  Net income (loss)...........           10,141                   (2,219)

  Net income (loss) per share.        $    1.23                $   (0.27)

5.  ISSUANCE OF STOCK:

On August 8, 1999, an aggregate of 2,149 shares of common stock of HomeServices' predecessor, MidAmerican Realty, were issued in connection with the acquisition of Paul Semonin Realtors at a purchase price of $3,955.33 per share. The per share value was based on MidAmerican Realty's estimated June 30, 1999 book value, based on preliminary financial results, which is equivalent to a purchase price of $5.84 per share of HomeServices stock after giving effect to the exchange of 677.87 shares of HomeServices common stock for each share of MidAmerican Realty's common stock in the merger described in note 1.

6.  COMMITMENTS AND CONTINGENCIES:

The Company is a party to a number of lawsuits, claims and assessments arising from the operation of its business. While the results of lawsuits or other matters against the Company cannot be predicted with certainty, management, in consultation with legal counsel, does not expect these matters to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

The J.C. Nichols asset purchase agreement requires installment payments to be made based on certain profitability levels achieved. The payments are required 60 days after each close of calendar years 1999 and 2000. The maximum amount payable under the agreement is $500,000 per year. These payments will be recorded as additional costs of acquisition.

The CBS Real Estate stock purchase agreement requires certain installment and retention payments be made after the closing date based on agent retention and profitability levels. A $250,000 payment was made in late 1998, with subsequent net payments of $200,000 made in early 1999. The final retention payment is not to exceed $100,000. The required payments have been made and recorded as additional costs of acquisition.

The Long Realty stock purchase agreement also requires installment payments be made after the closing date, based on certain profitability levels achieved. These payments are required within 31 days after the close of calendar year 1999 and 2000. The maximum amount payable under the agreement is $1.5 million per year. These payments will be recorded as additional costs of acquisition.

7.  SUBSEQUENT EVENT:

On October 14, 1999, the Company completed its initial public offering in which it sold 2,187,500 newly issued shares of common stock and its majority shareholder, MidAmerican Energy Holdings Company ("MidAmerican Holdings"), sold 1,062,500 shares. Net proceeds to the Company were approximately $27.8 million.

On October 14, 1999, each director of HomeServices received, as compensation for agreeing to serve as a director, fully vested options to purchase 50,000 shares of common stock at an exercise price equal to $5.89. The exercise price represents the book value of the common stock on June 30, 1999, after giving effect to the issuance of approximately 677.87 shares of HomeServices' common stock in exchange for each share of common stock of MidAmerican Realty, in the merger of HomeServices and MidAmerican Realty on October 7, 1999. HomeServices expects to take a one-time after tax charge against net income of approximately $2.2 million in the fourth quarter of 1999 related to these options.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying statements of operations.

Acquisition History

HomeServices, as successor by merger to MidAmerican Realty, entered the real estate brokerage business in May 1998 by acquiring Iowa Realty and Edina Realty, both formerly part of AmerUs Home Services Inc. Iowa Realty operates in Iowa and Missouri, and Edina operates in Minnesota, Wisconsin, North Dakota, and South Dakota. HomeServices expanded its business with the purchases in August 1998 of two established real estate brokerage firms in Omaha, Nebraska, HOME Real Estate and CBS Real Estate, which were merged to form CBS HOME Real Estate. In September 1998, HomeServices acquired J.C. Nichols, a brokerage firm operating in the greater Kansas City area. In December 1998, HomeServices acquired Nebraska Land Title & Abstract. In July 1999, HomeServices acquired Paul
Semonin, a Louisville, Kentucky real estate brokerage firm operating in Louisville and Lexington, Kentucky and southern Indiana. In August 1999, HomeServices acquired Long Realty, a real estate brokerage firm operating in Tucson and southern Arizona.

Each acquisition was accounted for as a purchase business combination. All identifiable assets acquired and liabilities assumed were assigned a portion of the acquisition price equal to their fair value at the date of acquisition. Acquired identifiable assets consisted primarily of receivables and property and equipment. The following table displays the purchase price, goodwill recorded and liabilities assumed for the above acquisitions, in thousands of dollars.

                                      PURCHASE    GOODWILL    LIABILITIES
                                       PRICE      RECORDED      ASSUMED
                                      --------    --------    -----------

   Iowa Realty and Edina Realty.....  $ 78,300    $ 54,607     $ 31,641
   Home Real Estate.................     5,200       3,145          301
   CBS Real Estate..................     5,300       3,512          637
   J.C. Nichols.....................    16,800      13,128        7,708
   Nebraska Land Title & Abstract...       800         346          273
   Paul Semonin.....................    13,300      10,177        1,783
   Long Realty......................    16,000      14,700        2,518

Overview

REVENUES. HomeServices' commission revenue consists of sales commissions earned by providing real estate brokerage services to customers in the purchase and sale of new and existing homes. Sales commissions typically range from approximately 5% to 7% of the sales price and may be shared between the seller's broker and the buyer's broker. In transactions in which HomeServices is acting as a broker on either the buy side or the sell side of a transaction and a third-party broker is acting as a broker on the other side of the transaction, HomeServices will typically share approximately 50% of the sales commission with the other broker. In transactions in which HomeServices is acting as the sole broker, HomeServices receives 100% of the sales commission. Commission revenue is recorded as revenue upon the closing of the home sale transaction. For the three and nine months ended September 30, 1999, commission revenues represented approximately 91% and 90%, respectively, of total revenues.

In addition, to a lesser extent, HomeServices earns fee revenue by providing the following services:

          Mortgage origination services for which HomeServices receives various fees--approximately 1% of revenues for the nine months ended September 30, 1999;

          Title services for which HomeServices receives a fee from the title insurance underwriters or from the home buyer--approximately 6% of revenues for the nine months ended September 30, 1999;

          Escrow   and  other   closing   administrative   services   for  which
          HomeServices typically receives a fee from home buyers--approximately 1% of revenues for the nine months ended September 30, 1999;

          Relocation services for corporate customers; franchise services in which HomeServices provides third parties with the right to use any one of its brand names in connection with the residential activities conducted by such third parties, and for which HomeServices receives a fee from such third parties; and advertising services to third-party providers of home care related services for which HomeServices receives a fee--less than 1% of revenues for the nine months ended September 30, 1999.

Revenue derived from title and other services is recorded as revenue at the time that the services are performed.

A substantial portion of HomeServices' revenues has been derived from traditional real estate brokerage services. While HomeServices has not presently derived any significant revenues from its E-commerce operations, it expects that a larger percentage of its revenues will be derived from services other than traditional real estate brokerage services as HomeServices develops its E-commerce platform.

EXPENSES. Commission expense represents commissions paid to HomeServices' sales associates and is based on a percentage of the sales commission earned by HomeServices. Typically, the percentage of the sales commission that is paid to HomeServices' sales associates will vary based on such factors as sales associate productivity and rates that are paid to competing associates in the same local or regional market. The percentage of total commissions which HomeServices or its predecessor has paid to sales associates average approximately 65% over the three years ended December 31, 1998. Similar to commission revenue, commission expense is recorded as an expense upon the closing of the home sale transaction.

Amortization of pending real estate sales contracts is the expensing of the value of real estate sales contracts that are pending when real estate brokerage firms are acquired. Upon the acquisition of real estate brokerage firms, HomeServices establishes an asset for the value of pending real estate sales contracts. HomeServices amortized pending real estate sales contracts for its 1998 and 1999 acquisitions over the three-month period subsequent to acquisition, reflecting the period over which HomeServices estimates that such contracts result in closed real estate transactions.

Each director of HomeServices has received, as compensation for agreeing to serve as a director, fully vested options to purchase 50,000 shares of common stock at an exercise price equal to $5.89. The exercise price represents the book value of the common stock on June 30, 1999, after giving effect to the issuance of approximately 677.87 shares of HomeServices' common stock in exchange for each share of common stock of MidAmerican Realty, in the merger of HomeServices and MidAmerican Realty on October 7, 1999. HomeServices expects to take a one-time after tax charge against net income of approximately $2.2 million in the fourth quarter of 1999 related to these options.

HomeServices' office property and equipment are depreciated over their estimated useful lives, which range from three to 39 years using straight-line and accelerated methods. As of September 30, 1999, goodwill, net of accumulated amortization, comprised approximately 61% of HomeServices' total assets and approximately 183% of stockholder's equity. Goodwill arises when an acquirer accounts for a business acquisition under the purchase method of accounting and the purchase price exceeds the fair value of the tangible and separately measurable intangible net assets of that business. Goodwill is an accumulation of various factors that HomeServices believes will lead to profits above those that might normally be expected from just acquiring the tangible assets of a business. It can reflect different things for each business acquisition, including factors such as market share, name recognition, competitive position and management. HomeServices amortizes goodwill over its projected life of 30 years on a straight-line basis. Generally accepted accounting principles require that this goodwill and all other intangible assets be amortized over the period benefited. Amortization represents a noncash deduction in the determination of operating income and so reduces reported earnings, but it does not reduce cash flows.

HomeServices, in accordance with generally accepted accounting principles, analyzes the recoverability of goodwill at each balance sheet date and determines at that time the recoverability of any intangible assets. Management has determined that the period of benefit to be derived from goodwill is at least 30 years. If management had overlooked factors indicating that shorter benefit periods were appropriate for material portions of goodwill, earnings for periods immediately following the acquisition would be overstated. In later years, HomeServices would then be burdened by the continuing charge against earnings without receiving the associated benefits to income expected by management earlier in arriving at the consideration paid for that business. In that case, earnings in later years could even be impaired if management later determines that the goodwill period selected earlier was not appropriate or if management later determines that goodwill is not recoverable as a result of events or changes in circumstances. The amount of the impairment or writeoff would be the difference between the goodwill and the present value of the estimated expected future cash flows over the remaining life of the goodwill. Such writeoff could adversely affect HomeServices' business, financial condition and the market price of its common stock.

Management has reviewed all of the factors and expected associated future cash flows which it considered in determining the amount paid to acquire companies. Management has concluded that the expected associated future cash flows from goodwill will continue for at least 30 years and that there was no material evidence to indicate that any material portion of the expected benefits from goodwill would dissipate in a shorter period.

All other operating expenses consist primarily of the following: (1) salaries and employee benefits paid to employees, which excludes sales associates; (2) occupancy costs, such as rent and utilities; (3) business promotion and advertising costs; and (4) other general and administrative expenses, including telecommunications, office supplies, professional and management fees, and corporate charges for services provided by MidAmerican Holdings.

Income tax expense reflects the tax effect of book income and expense for each period presented.

RESULTS OF OPERATIONS

Results of operations of HomeServices are significantly influenced by the timing of the entities acquired as described above. The results of operations reflect the revenues and expenses of each of the entities from their respective dates of acquisition as more fully described above under "Acquisition History."

HISTORICAL RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998, THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND THE PERIOD MAY 28, 1998 THROUGH SEPTEMBER 30, 1998

The following table reflects selected information for the periods indicated in dollars and as a percentage of total revenues. Dollars are in thousands except closed transaction sides or unless otherwise noted.


                                             THREE MONTHS                       NINE MONTHS           MAY 28 THROUGH
                                          ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,       SEPTEMBER 30,
                                  ------------------------------------     -------------------    -------------------
                                         1999                1998                   1999                   1998
                                  ----------------    ----------------     -------------------    -------------------


Commission...................     $112,280   91.0%    $ 72,130   88.7%      $ 261,259   89.7%      $  98,374   88.6%
Title fees...................        6,116    5.0%       5,969    7.3%         16,760    5.8%          8,424    7.6%
Other........................        4,977    4.0%       3,238    4.0%         13,078    4.5%          4,257    3.8%
                                  --------            --------              ---------              ---------
  Total revenues.............      123,373  100.0%      81,337  100.0%        291,097  100.0%        111,055  100.0%
                                  --------            --------              ---------              ---------

Commission expense...........       78,324   63.5%      48,123   59.2%        180,409   62.0%         64,810   58.4%
Amortization of pending
  real estate contracts......        2,157    1.7%      10,834   13.3%          2,157    0.7%         15,578   14.0%
Depreciation and
  amortization...............        2,357    1.9%       1,505    1.9%          6,075    2.1%          2,105    1.9%
All other operating
  expenses...................       31,576   25.6%      22,290   27.4%         83,818   28.8%         30,168    27.2%
                                  --------            --------              ---------              ---------
Total operating expenses.....      114,414   92.7%      82,752  101.7%        272,459   93.6%        112,661   101.4%
                                  --------            --------              ---------              ---------
Operating income.............        8,959    7.3%      (1,415)  (1.7)%        18,638    6.4%         (1,606)   (1.4)%
Other income (expense), net..         (774)  (0.6)%       (509)  (0.6)%        (2,549)  (0.9)%          (737)   (0.7)%
                                  --------            --------              ---------              ---------
Income (loss) before
   income taxes..............        8,185    6.6%      (1,924)  (2.4)%        16,089    5.5%         (2,343)   (2.1)%
Income taxes (benefit).......        3,320    2.7%        (761)  (0.9)%         6,598    2.3%           (927)   (0.8)%
                                  --------            --------              ---------              ---------
Net income (loss)............     $  4,865    3.9%    $ (1,163)  (1.4)%     $   9,491    3.3%      $  (1,416)   (1.3)%
                                  ========            ========              =========              =========

Selected Statistics:
Closed transaction sides.....       23,965              17,133                57,358                 23,663
Closed transaction volume
   (in millions).............     $  3,706            $  2,414              $  8,583               $  3,268
Average home sales price.....     $  154.6            $  140.9              $  149.6               $  138.1

SEASONALITY. HomeServices' real estate brokerage business is subject to seasonal fluctuations because fewer home sale transactions tend to close during the first and fourth quarters of the year. Accordingly, revenues of some of the brokerage firms have historically been weakest in the first and fourth quarters. Although commission expense is variable with closed transactions, other expenses, such as rent, are fixed. On a consolidated basis, the relationship between HomeServices' expenses and revenues may be subject to significant fluctuation on a quarter-to-quarter basis. As a result, on a consolidated basis, HomeServices' operating results and profitability are lower in the first and fourth quarters relative to the remainder of the year. Accordingly, HomeServices does not believe that its results of operations for the three or nine months ended September 30, 1999 will be indicative of its results of operations for the year ending December 31, 1999.

RESULTS OF OPERATIONS OF  HOMESERVICES  FOR THE NINE MONTHS ENDED  SEPTEMBER 30,
1999

REVENUES. Total revenues for the first nine months of 1999 were $291.1 million. Commission revenue accounted for 89.7% of total revenues and was generated by the entities acquired by HomeServices in 1998 and the third quarter of 1999. Title fees totaling $16.8 million accounted for 5.8% of total revenues and included title revenues of the brokerage firms and a title services company acquired in December 1998. Other revenues include escrow and closing revenue, mortgage service fee income, franchise fees, relocation and referral revenue and various other revenues.

COMMISSION EXPENSE. Commission expense totaled $180.4 million, or 69.1% of commission revenue, for the nine months ended September 30, 1999. Commission expense as a percentage of commission revenue will vary due to sales associate productivity, seasonality and pay scales of the various subsidiaries.

AMORTIZATION OF PENDING REAL ESTATE SALES CONTRACTS. Upon acquiring the real estate brokerage companies, HomeServices established an asset for the value of pending real estate sales contracts. The value of these acquired contracts for the 1999 acquisitions was $2.8 million of which $2.2 million was amortized to expense in the third quarter of 1999. This was a noncash expense.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the first nine months of 1999 totaled $6.1 million, which included $2.0 million of amortization of goodwill related to the 1998 and 1999 acquisitions.

ALL OTHER OPERATING EXPENSES. All other operating expenses for the first nine months of 1999 totaled $83.8 million. Salaries and employee benefits accounted for $40.1 million of the total. Included in salaries and employee benefits for the 1999 nine-month period was a higher than usual amount of medical claims and the initiation of the sales agent stock purchase plan. Also included in other operating expenses were additional occupancy and start-up costs due to expansion of the title business in Omaha.

OTHER INCOME (EXPENSE), NET. Other income (expense), net for the first nine months of 1999 consisted primarily of interest expense. Interest expense for the first nine months of 1999 was $3.2 million. Interest expense in 1999 reflected a full nine-month amount of interest related to debt used to finance the 1998 acquisitions. Initial financing was obtained through borrowings from MidAmerican Holdings. In the fourth quarter of 1998, these borrowings were refinanced with the proceeds of a $35.0 million private placement of 7.12% senior notes and borrowings of $25.0 million under a revolving credit facility. An additional $8.0 million of debt was borrowed by HomeServices from MidAmerican Holdings in August 1999 to finance the acquisition of Long Realty. Other income was primarily interest income. In September of 1999, the Company replaced the $25 million revolving credit facility with a $75 million facility.

INCOME TAXES (BENEFIT). The effective tax rate for the nine months ended September 30, 1999, was 41.0%.

NET INCOME (LOSS). Net income for the first nine months of 1999 was $9.5 million, reflecting operations of the entities acquired in 1998 for the full nine month period in 1999 and Paul Semonin and Long Realty from date of acquisition through September 30, 1999, which acquisition dates are disclosed above under "Acquisition History." Net income included the amortization of the value of real estate contracts that were pending at the date of acquisition of Paul Semonin and Long Realty. Amortization of these sales contracts for the first nine months of 1999 resulted in a $2.2 million non-cash charge that reduced net income by $1.3 million. Net income excluding the impact of amortization of pending real estate sales contracts for the first nine months of 1999 was $10.8 million.

EBITDA for the nine months ended September 30, 1999 was $26.9 million. EBITDA is defined as net income (loss) before income taxes, and interest and other income (expense), net, plus depreciation and amortization and amortization of pending real estate sales contracts. EBITDA for HomeServices was computed as follows (in thousands):

                                                             NINE MONTHS
                                                                ENDED
                                                            SEPTEMBER 30,
                                                                1999
                                                            -------------

Net income............................................       $   9,491
Income taxes..........................................           6,598
Interest and other (income) expense, net..............           2,549
                                                             ---------
Operating income......................................          18,638
  Amortization of pending real estate sales contracts.           2,157
  Depreciation and amortization ......................           6,075
                                                             ---------
     EBITDA ..........................................       $  26,870
                                                             =========

HomeServices has included information concerning EBITDA because it believes that it is useful to an investor in evaluating the operating performance of HomeServices as it compares to other companies because this measure is a widely accepted financial indicator used by investors and analysts to compare the operating performance of companies. While EBITDA is routinely used by investors and analysts, it may not necessarily be comparable to other similarly titled measures of other companies due to potential differences in the methods of calculation. EBITDA is not intended to represent cash flows for the periods presented, or results of operations in accordance with generally accepted accounting principles. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS OF HOMESERVICES FOR THE PERIOD FROM MAY 28, 1998 THROUGH SEPTEMBER 30, 1998

The results of operations for this period reflect the operations of HomeServices' consolidated subsidiaries, Iowa Realty and Edina Realty and their subsidiaries, for the entire period. They also include the results of operations for Home Real Estate, CBS Real Estate and J.C. Nichols from their date of acquisition through September 30, 1998, which acquisition dates are disclosed above under "Acquisition History."

REVENUES. Total revenues for the period were $111.1 million. Commission revenue from the real estate brokerage operations was $98.4 million, or 88.6% of total revenues. Title fees for the period were $8.4 million, or 7.6% of total revenues. The amount of title fees is affected by the number of brokerage and mortgage refinancing transactions. The number of refinancing transactions during the period was favorably affected by interest rates which were lower in 1998 than in 1997. Other revenues were $4.3 million, or 3.8% of total revenues. Other revenues include escrow and closing revenue, mortgage service fee income, franchise fees, relocation and referral revenue and various other revenues.

COMMISSION EXPENSE. Commission expense from the real estate brokerage operations was $64.8 million, or 65.9% of commission revenue.

AMORTIZATION OF PENDING REAL ESTATE SALES CONTRACTS. Upon acquiring the real estate brokerage companies, HomeServices established an asset for the value of pending real estate sales contracts. The value of these acquired contracts for the 1998 acquisitions was $18.3 million, of which $15.6 million was amortized to expense in the period from May 28, 1998 through September 30, 1998. This was a noncash expense.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the period was $2.1 million, of which $0.7 million was the amortization of goodwill related to the 1998 business acquisitions.

ALL OTHER OPERATING EXPENSES. All other operating expenses for the period totaled $30.2 million, or 27.2% of total revenues. All other operating expenses included salaries and employee benefits of $13.5 million, occupancy costs of $4.8 million, business promotion and advertising expenses of $4.9 million and other operating costs.

OTHER INCOME (EXPENSE), NET. Other income (expense) consisted primarily of interest expense, totaling $1.0 million. Initial financing for the acquisitions was obtained through borrowings from MidAmerican Holdings. In the fourth quarter of 1998, most of those borrowings were refinanced with the proceeds of a $35.0 million private placement of 7.12% senior notes and borrowings of $25.0 million under a revolving credit facility. The other income was primarily interest income.

INCOME TAXES (BENEFIT). The effective tax rate for the period May 28, 1998 through September 30, 1998 was 39.6%.

NET INCOME (LOSS). HomeServices' net loss for the period from May 28, 1998 through September 30, 1998 was $1.4 million. The net loss included the amortization of the value of real estate sales contracts that were pending at the date of acquisition for each entity acquired by HomeServices in 1998. Amortization of these sales contracts for the period May 28, 1998 to September 30, 1998 resulted in an $15.6 million noncash charge that reduced net income by $9.4 million. Net income excluding the impact of amortization of pending real estate sales contracts for the period May 28, 1998 through September 30, 1998 was $8.0 million.

EBITDA for the period from May 28, 1998 through September 30, 1998 was $16.1 million. EBITDA for HomeServices was computed as follows (in thousands):

                                                          MAY 28, 1998
                                                            THROUGH
                                                          SEPTEMBER 30,
                                                               1998
                                                          -------------

Net loss .............................................      $ (1,416)
Income tax benefit....................................          (927)
Interest and other (income) expense, net..............           737
                                                            --------
Operating loss........................................        (1,606)
  Amortization of pending real estate sales contracts.        15,578
  Depreciation and amortization ......................         2,105
                                                            --------
   EBITDA ............................................      $ 16,077
                                                            ========

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES. Total revenues for the three months ended September 30, 1999 were $123.4 million, an increase of $42.0 million, or 52%, compared to the same period in 1998. Commission revenue for the three months ended September 30, 1999 was $112.3 million, an increase of $40.2 million, or 56%, compared to the same period in 1998. Total closed transactions for the three months ended September 30, 1999 were 23,965, an increase of 6,832, or 40%, compared to the same period in 1998. The increase is primarily due to the inclusion of Home Real Estate Company, CBS Real Estate Company and J.C. Nichols for the entire period in 1999 and the acquisition of Paul Semonin and Long Realty in the third quarter of 1999. The average home sales price increased from $140,900 in the third quarter of 1998 to $154,600 in the third quarter of 1999, an increase of 9.7%. The combination of the increase in closed transactions and the higher average home sales price resulted in a 54% increase in closed transaction volume to $3.7 billion for the three months ended September 30, 1999 compared to the same period in 1998.

Title fees for the three months ended September 30, 1999 were $6.1 million, an increase of $0.1 million, or 2%, compared to the same period in 1998. The increase in title fees in 1999 was due to the acquisition of a title company in December 1998, offset by the reduction in refinancing activity due to increasing interest rates.

Other revenues for the three months ended September 30, 1999 were $5.0 million, an increase of $1.7 million, or 54%, compared to the same period in 1998. The increase is primarily due to the acquisitions during the period.

COMMISSION EXPENSE. Commission expense from the real estate brokerage operations for the three months ended September 30, 1999 was $78.3 million, an increase of $30.2 million, or 63%, compared to the same period in 1998. The increase in commission expense is due to higher volume resulting from the acquisitions and paying a higher percentage of commission revenue to the agents due primarily to higher sales associate productivity. Commission expense as a percentage of commission revenue increased from 66.7% for the three months ended September 30, 1998 to 69.8% for the same period in 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended September 30, 1999 was $2.4 million, an increase of $0.9 million, or 57%, compared to the same period in 1998, primarily as a result of business acquisitions.

ALL OTHER OPERATING EXPENSES. All other operating expenses for the three months ended September 30, 1999 were $31.6 million, an increase of $9.3 million, or 42%, compared to the same period in 1998. The increase is due primarily to the inclusion of CBS HOME Real Estate and J.C. Nichols for the entire period in 1999, the acquisitions of Paul Semonin and Long Realty in 1999 and, to a lesser degree, higher activity levels at Iowa Realty and Edina Realty. As a percentage of total revenue, all other operating expenses decreased to 25.6% from 27.4%.

OTHER INCOME (EXPENSE). Other income (expense) for the three months ended September 30, 1999 and 1998 consisted primarily of interest expense. Interest expense for the three months ended September 30, 1999 was $1.1 million, an increase of $0.4 million, or 55%, compared to the same period in 1998. Interest expense in 1999 reflected a full quarter of interest related to debt used to finance the third quarter 1998 acquisitions and additional borrowings to finance the 1999 acquisitions. Initial financing in 1998 was obtained through borrowings from MidAmerican Holdings. In the fourth quarter of 1998, most of those borrowings were refinanced with the proceeds of a $35.0 million private placement of 7.12% senior notes and borrowings of $25.0 million under the then existing revolving credit facility. Other income was primarily interest income.

INCOME TAXES. The higher amount of income tax expense for the three months ended September 30, 1999 as compared to the same period in 1998 is primarily the result of the difference in income before income taxes between the periods.

NET INCOME. Net income for the three months ended September 30, 1999 was $4.9 million, an increase of $6.0 million compared to the same period in 1998. Net income was significantly impacted by the timing of acquisitions and the related amortization of pending real estate sales contacts over the three months after acquisition which was $2.2 million and $10.8 million in the third quarter of 1999 and 1998, respectively. Net income excluding the impact of amortization of pending real estate sales contracts in the third quarter of 1999 and 1998 was $6.1 million and $5.3 million, respectively.

EBITDA for the three months ended September 30, 1999 and 1998 was $13.5 million and $10.9 million, respectively. The timing of acquisitions significantly impacted EBITDA. EBITDA for HomeServices was computed as follows (in thousands):

                                                         THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                        -------------------
                                                          1999      1998
                                                        -------   --------

Net income (loss).....................................  $ 4,865    $(1,163)
Income taxes (benefit)................................    3,320       (761)
Interest and other (income) expense, net..............      774        509
                                                        -------    -------
Operating income (loss)...............................    8,959     (1,415)
  Amortization of pending real estate sales contracts.    2,157     10,834
  Depreciation and amortization ......................    2,357      1,505
                                                        -------    -------
    EBITDA ...........................................  $13,473    $10,924
                                                        =======    =======

LIQUIDITY AND CAPITAL RESOURCES

HomeServices' capital requirements consist primarily of working capital, capital expenditures and acquisitions. Historically, HomeServices has funded its working capital and capital expenditures using cash and cash equivalents on hand. Acquisitions have been financed through borrowings under its revolving credit facility, the private placement of the 7.12% senior notes, loans from MidAmerican Holdings and capital contributions. HomeServices' cash and cash equivalents totaled $9.9 million at September 30, 1999, compared to $3.1 million at December 31, 1998. On October 14, 1999, HomeServices closed the initial public offering of its common stock. Net proceeds to HomeServices from the offering were approximately $27.8 million.

HomeServices' cash provided by operating activities was $28.7 million for the nine months ended September 30, 1999 and $17.0 million for the period May 28, 1998 through September 30, 1998. The most significant adjustment to net income
(loss) for HomeServices' 1998 periods was the amortization of pending real estate sales contracts. For the nine months ended September 30, 1999, and at least in the near future, depreciation and amortization, including goodwill amortization and amortization of pending real estate sales contracts, will be a material adjustment to reconcile net income to cash flow from operating activities.

HomeServices' cash used in investing activities was $36.1 million for the nine months ended September 30, 1999 and $96.4 million for the period May 28, 1998, through September 30, 1998. HomeServices' cash used in investing activities for its 1998 periods was primarily a result of the acquisitions of Iowa Realty, Edina Realty, Home Real Estate, CBS Real Estate and J.C. Nichols for a combined $95.8 million, net of cash acquired. HomeServices' cash used in investing activities for its 1999 periods was primarily a result of the acquisitions of Paul Semonin and Long Realty for a combined $29.0 million, net of cash acquired.

HomeServices' cash provided by financing activities was $14.2 million for the nine months ended September 30, 1999, and $82.5 million for the period May 28, 1998 through September 30, 1998. HomeServices' cash provided by financing activities in each of the periods was the result of capital contributions, loans from MidAmerican Holdings, and advances under the revolving credit agreement.

In November 1998, HomeServices issued $35.0 million of 7.12% senior notes due in annual increments of $5.0 million starting in 2004, with the final payment due in 2010. Under the terms of the 7.12% senior notes and the revolving credit facility described below, HomeServices may not issue, assume or guarantee debt that would cause its total debt to exceed 65% of total capitalization and must maintain equity capitalization of at least $25.5 million.

In May 1998, HomeServices entered into a revolving credit agreement with MidAmerican Holdings to borrow funds from time to time, primarily to support the acquisitions. The maximum indebtedness during the life of the agreement through September 30, 1999, was $54.2 million. As of December 31, 1998 and September 30, 1999, there were no borrowings under this agreement. The interest rate on borrowings is equal to the 30-day LIBOR rate plus 1%, which was 6.40% at September 30, 1999. On June 24, 1999, the revolving credit agreement with MidAmerican Holdings was amended to reduce MidAmerican Holdings' total commitment and HomeServices' borrowing capacity thereunder from $100.0 million to $10.0 million.

Also, in November 1998, HomeServices obtained a $25.0 million, five-year revolving credit facility. On September 20, 1999, HomeServices entered into a new $75 million senior secured revolving credit agreement which replaced the then existing $25.0 million revolving credit facility. The senior secured revolving credit agreement has a term of three years and is secured by a pledge of the capital stock of all of the existing and future subsidiaries of HomeServices. Amounts outstanding under this revolving credit facility bear interest, at HomeServices option, at either the prime lending rate or LIBOR plus a fixed spread of 1.25% to 2.50%, which varies based on HomeServices' cash flow leverage ratio. As of September 30, 1999, the blended average interest rate on the revolving credit facility borrowings was 7.26%.

HomeServices believes that the net proceeds that it received from its initial public offering of common stock, together with its cash flow from operations and borrowings under its $75 million revolving credit facility, will be adequate to meet its needs for working capital, capital expenditures, debt service, planned acquisitions and the continued development of its E-commerce platform for at least the next year. If, however, net proceeds from the offering and cash flow from operations and borrowings under HomeServices' revolving credit facilities are insufficient to satisfy HomeServices' liquidity requirements, it may need to raise additional funds through public or private financings or the formation of strategic joint ventures. HomeServices cannot assure you that such additional funding, if needed, will be available on favorable terms, or at all. If HomeServices raises additional funds in the future by issuing equity securities, the percentage ownership of its then current stockholders would be reduced, and those equity securities could be preferred securities having rights senior to the common stock.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

HomeServices is subject to changes in interest rates which could negatively impact its business. HomeServices' fixed rate long-term debt does not expose HomeServices to the risk of earnings loss from increased interest expense as a result of changes in the market interest rate, because the rate is fixed. HomeServices has managed its interest rate risk for its variable rate debt, which is based on LIBOR rates, by entering into interest rate swap agreements. The swap arrangements effectively fix the interest rate for that portion of the variable rate debt. In the future, HomeServices may continue using interest rate swaps to reduce risk on the variable debt or, when appropriate, may replace the variable rate debt with fixed rate debt. As of September 30, 1999, HomeServices' financial positions related to financial instruments that are sensitive to changes in interest have not changed materially since December 31, 1998 other than the replacement of the variable rate credit facility with a new variable rate credit facility. The prior facility had expected maturities of $3.0 million annually in 1999, 2000, 2001 and 2002 and $13.0 million in 2003. The new facility has an expected maturity of $31.5 million in 2002. The interest rate for both the prior and the new facility is based upon the 30-day LIBOR rate.

YEAR 2000 COMPLIANCE

What is generally known as the year 2000 computer issue arose because many existing computer programs and embedded systems use only the last two digits to refer to a year. Therefore, those computer programs do not properly distinguish between a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. The failure to correct a material year 2000 item could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect HomeServices' results of operations, liquidity and financial condition.

The year 2000 issue could potentially impact systems critical to HomeServices including real estate listing, agent support, accounting, vendor and agent payment processing, payroll, and loan origination systems. HomeServices has performed an inventory of its potential year 2000 issues and has verified the readiness of all of its systems through a systematic process of assessment, remediation and testing. To date, HomeServices has incurred $2.0 million in costs related to addressing the year 2000 issue. HomeServices does not expect the total remaining cost of readiness to exceed $300,000.

Additionally, HomeServices' business operations are heavily dependent upon service providers, most significantly communication providers. HomeServices is inquiring of its material third-party vendors and service providers, including multiple listing service providers, regarding the status of their year 2000 readiness preparations. HomeServices has completed its assessment of all of its material third party vendors and service providers to determine that they have taken actions to minimize the risk of year 2000 problems that would impede their ability to maintain a business relationship with HomeServices. Approximately 92% of HomeServices' material third parties have responded affirmatively. HomeServices is continuing to follow up with its material third parties which did not respond or whose response was not adequate enough to be considered by HomeServices as affirmative at this time. The process used to assess material third parties entails obtaining information about their year 2000 preparedness activities via correspondence, published reports and/or websites, and by direct contact (in person or via telephone) as necessary for additional details about their year 2000 readiness, supply chain assessment, contingency planning activities and other relevant information. The results of each assessment are documented and returned to the material third party for verification, clarification or correction. It is important to note that the purpose of
HomeServices' supply chain/business partner assessment initiative is not to obtain specific assurances that its material third parties are year 2000
compliant   (which  is  an   attribute  of  hardware   and   software,
not of organizations), but rather to determine they have taken appropriate actions to minimize the risk of problems stemming from year 2000 problems that would impede their ability to maintain a business relationship with HomeServices. Due to inescapable uncertainties about the year 2000 issue, HomeServices cannot provide assurance that material third party vendors and service providers will be unaffected by year 2000-related problems. Any failure by HomeServices' material third-party vendors and service providers to comply in a timely manner could have a material adverse effect on its operations.

Year 2000 risk scenarios that are applicable to HomeServices have been identified and written contingency plans have been developed. The objective of HomeServices' contingency planning effort is to determine the potential causes, symptoms, triggers and effects of specific risks and to develop individual plans in response to each of these risks. Each plan consists of mitigation and recovery tasks to minimize impact in the event of occurrence of a specific risk scenario. Scenarios that have been identified as applicable to HomeServices include, but are not limited to, loss of internal and external voice and data communications, inability to occupy facilities, loss of business applications, and miscellaneous business interruptions. Contingency plans developed by HomeServices specify staffing requirements, preventive actions to be taken, and transition and validation activities, as well as recovery tasks to be exercised in the event that year 2000 problems are encountered during the transition to 2000. The contingency plans will be subjected to ongoing review and refinement through the remainder of the year.

In each of HomeServices' future acquisitions, HomeServices intends to evaluate the systems of the acquired companies to determine whether their systems are year 2000 ready. If an acquired company's systems are not year 2000 ready, HomeServices intends to prepare a plan to bring the systems into a state of readiness. While HomeServices cannot guarantee you that all future acquired companies will be year 2000 ready on a timely basis, the cost of bringing such companies into a state of readiness is not expected to have a material adverse effect on HomeServices' financial condition or results of operations. Nonetheless, HomeServices may experience material unexpected costs associated with bringing such companies into a state of readiness.

SEASONALITY

HomeServices' real estate brokerage business is subject to seasonal fluctuations because fewer home sale transactions tend to close during the first and fourth quarters of the year. Accordingly, revenues of some of HomeServices' operating subsidiaries historically have been strongest in the second and third quarters of the calendar year. While commissions are paid to sales associates only upon the sale of a home, many of HomeServices' other expenses, such as rent, are fixed. As a result, on a consolidated basis, the relationship between HomeServices' expenses and revenues may be subject to significant fluctuation on a quarter-to-quarter basis. HomeServices believes its charges for occupancy, telecommunications, professional fees, data processing, equipment leasing, office expense, corporate charges, and depreciation, which approximated 11% of total 1998 operating expenses on a historical basis, are costs that can not be significantly reduced in the short-term during a seasonal slow down.

IMPACT OF INFLATION AND INTEREST RATE CHANGES

HomeServices' results of operations are sensitive to changes in the U.S. economy and the economies of the markets in which it operates and, to a lesser extent, interest rates, particularly home mortgage rates. During periods of inflation, the value of residential real estate increases. While increases in the value of residential real estate typically lead to corresponding increases in HomeServices' commissions per transaction side, inflation typically also causes mortgage interest rates to increase. As mortgage interest rates increase, the level of residential transaction volume declines, leading to decreased commission revenue and decreased revenue from the related ancillary services. Additionally, HomeServices' title businesses receive revenues from refinancing transactions that also decline during periods of high interest rates.

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Such statements involve substantial risks and uncertainties.
Forward-looking statements are based on current expectations and involve a number of known and unknown risk and uncertainties that could cause the actual results or performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including uncertainty with respect to future acquisitions, development, implementation and customer acceptance of e-commerce services, general industry conditions and fluctuations, management of rapid growth, changes to regulations and legislation, interest rate changes, access to capital and future financings, Year 2000 readiness, all of which, together with other matters, are described in detail under the caption "Risk Factors" in the Company's Prospectus dated October 7, 1999. The Company assumes no responsibility to update forward-looking information contained herein.

PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS.
------  ------------------

     As of September 30, 1999, there are no material outstanding lawsuits against the Company or its subsidiaries.

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS.
------  ------------------------------------------

On October 14, 1999, HomeServices completed an initial public offering in which it sold 2,187,500 shares of its common stock, $0.01 par value, and its majority stockholder, MidAmerican Holdings, sold 1,062,500 shares of HomeServices' common stock. The managing underwriters in the offering were U.S. Bancorp Piper Jaffray Inc. and Credit Suisse First Boston Corporation. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (No. 333-82997). The Registration Statement, which registered a maximum offering price of $69,000,000 of common stock, was declared effective by the Securities and Exchange Commission on October 7, 1999. All 3,250,000 shares of common stock covered by the Registration Statement were sold in the offering at a price of $15.00 per share for gross proceeds of $48.75 million. Offering proceeds to HomeServices, net of approximately $2.6 million in aggregate underwriter discounts and commissions and approximately $2.7 million in other estimated expenses, were approximately $27.8 million.

All of the net offering proceeds received on October 14, 1999 from the initial public offering were used to temporarily reduce borrowings under HomeServices' senior secured revolving credit agreement. Although HomeServices had disclosed in the Registration Statement that it had tentative plans to use the net proceeds from the offering for continued development of its e-commerce operations, working capital and general corporate purposes, by using the net proceeds from the offering to repay borrowings under the credit agreement, HomeServices has the ability to reborrow such amount under the credit agreement to fund its e-commerce development, working capital and general corporate purpose activities. None of the net offering proceeds received by HomeServices have been or will be paid directly or indirectly to any director, officer, general partner of HomeServices or their associates, persons owning 10% or more of any class of HomeServices' equity securities, or an affiliate of HomeServices.


ITEM 3  DEFAULTS UPON SENIOR SECURITIES.
------  --------------------------------

        Not applicable.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------  ----------------------------------------------------

         Not applicable.

ITEM 5  OTHER INFORMATION.
------  ------------------

         Not applicable.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.
------  ---------------------------------

(A)      EXHIBITS:

Exhibits Filed Herewith
-----------------------

         Exhibit 3.1      Restated Bylaws of HomeServices.Com Inc.

         Exhibit 3.2 Amended and Restated Certificate of Incorporation of HomeServices.Com Inc.

         Exhibit 3.3 Certificate of Designation for the Series A Junior Participating Preferred Stock.

         Exhibit 4.1      Rights Agreement.

         Exhibit 10.1     Registration Rights Agreement.

         Exhibit 10.2     Services Agreement.

         Exhibit 10.3     Stock Option Plan.

         Exhibit 10.4     Tax Indemnity Agreement.

         Exhibit 10.5     Amendment,   Consent  and  Waiver  Agreement  by
                          Massachusetts Mutual Life Insurance Company, CM Life Insurance Company and the Guardian Life Insurance Company of America in favor of MidAmerican Realty Services Company dated August 27, 1999.

         Exhibit 10.6 Second Amendment, dated September 15, 1999, to Note Purchase Agreement dated November 1, 1998.

         Exhibit 27.1     Financial Data Schedule.


(B)      REPORTS ON FORM 8-K

         Not applicable.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           HOMESERVICES.COM INC.
                                -----------------------------------------------
                                               (Registrant)





Date:  November 19, 1999                  /s/  Dwayne J. Coben
                                -----------------------------------------------
                                               Dwayne J. Coben
                                Senior Vice President & Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.
-----------

         Exhibit 3.1      Restated Bylaws of HomeServices.Com Inc.

         Exhibit 3.2 Amended and Restated Certificate of Incorporation of HomeServices.Com Inc.

         Exhibit 3.3 Certificate of Designation for the Series A Junior Participating Preferred Stock.

         Exhibit 4.1      Rights Agreement.

         Exhibit 10.1     Registration Rights Agreement.

         Exhibit 10.2     Services Agreement.

         Exhibit 10.3     Stock Option Plan.

         Exhibit 10.4     Tax Indemnity Agreement.

         Exhibit 10.5     Amendment,   Consent  and  Waiver  Agreement  by
                          Massachusetts Mutual Life Insurance Company, CM Life Insurance Company and the Guardian Life Insurance Company of America in favor of MidAmerican Realty Services Company dated August 27, 1999.

         Exhibit 10.6 Second Amendment, dated September 15, 1999, to Note Purchase Agreement dated November 1, 1998.

         Exhibit 27.1     Financial Data Schedule.