Form 10-K
period 1999-12-31
HOMESERVICES COM INC
filed 2000-03-30
CIK 1090445

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999
                           Commission File No. 1-9874

                              HomeServices.Com Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                            41-1945806
   ---------------------------               ---------------
 (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)             Identification No.)

   6800 France Ave. South, Suite 600, Edina, Minnesota               55435
   -----------------------------------------------------          ----------
        (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (612) 928-5900
                                                            --------------

           Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                           Name of exchange
  Common Stock, $0.01                         on which registered
par value ("Common Stock")                    Nasdaq Stock Market

         Securities registered pursuant to Section 12(g) of the Act: N/A

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                    Yes X       No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Based on the closing sales price of Common Stock on the Nasdaq Stock Market on March 24, 2000 the aggregate market value of the Common Stock held by non-affiliates of the Company was $23,586,662.

         8,922,942 shares of Common Stock were outstanding on March 24, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

         Incorporated by reference into this Form 10-K, in response to Items 10 through 13 of Part III, are the portions of the Company's proxy statement dated on or about April 10, 2000 for the Annual Meeting of Shareholders to be held on May 17, 2000 (the "Proxy Statement").

                                TABLE OF CONTENTS

Part I.........................................................................1

ITEM 1. BUSINESS...............................................................1
   General.....................................................................1
   Recent Acquisitions.........................................................2
   Strategy....................................................................2
   Competitive Strengths.......................................................4
   Industry....................................................................4
   Sales Associates............................................................6
   Mortgage Operations.........................................................6
   Title, Escrow and Closing Services..........................................7
   Relocation Services.........................................................7
   The Hook Up(TM).............................................................8
   The Fix Up(TM)..............................................................9
   e-mortgages................................................................10
   Marketing..................................................................10
   Competition................................................................10
   Employees and Sales Associates.............................................11
   Regulation.................................................................11
ITEM 2. PROPERTIES............................................................12
ITEM 3. LEGAL PROCEEDINGS.....................................................12
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................13

Part II.......................................................................13

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.13
ITEM 6. SELECTED FINANCIAL DATA...............................................14
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  &
  RESULTS OF OPERATIONS.......................................................15
   Acquisition History........................................................15
   Overview...................................................................15
   Results of Operations......................................................16
   Results of Operations of HomeServices.Com for the year ended
  December 31, 1999...........................................................16
   Results of Operations of HomeServices.Com for the Period from
  May 28, 1998 Through December 31, 1998......................................17
   Results of Operations of Predecessor for the Period from January 1, 1998
  Through May 27, 1998........................................................18
   Liquidity and Capital Resources............................................18
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........19
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................20
   Consolidated Balance Sheets................................................20
   Consolidated Statements of Income..........................................21
   Consolidated Statements of Changes in Stockholders' Equity and
  Comprehensive Income........................................................22
   Consolidated Statements of Cash Flows......................................23
   Notes to Consolidated Financial Statements.................................24
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
  FINANCIAL DISCLOSURE........................................................40

Part III......................................................................41

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES.....................41

PART IV.......................................................................45
   Report of Independent Accountants..........................................45

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...45
   Valuation and Qualifying Accounts and Reserves.............................46
SIGNATURES....................................................................47
EXHIBIT INDEX.................................................................49

                                     Part I

Item 1. Business.

General

HomeServices.Com Inc. ("HomeServices" or "Company") is the second largest residential real estate brokerage firm in the United States based on aggregate closed transaction sides in 1998 for its various brokerage firm operating subsidiaries. Closed transaction sides mean either the buy side or sell side of any closed home purchase and is the standard term used by industry participants and publications to rank real estate brokerage firms. In addition to providing traditional residential real estate brokerage services, HomeServices cross sells to its existing real estate customers preclosing services, such as mortgage origination and title services, including title insurance, title search, escrow and other closing administrative services, assists in securing other preclosing and postclosing services provided by third parties, such as home warranty, home inspection, home security, property and casualty insurance, home maintenance, repair and remodeling and is developing various related e-commerce services. HomeServices currently operates primarily under the Edina Realty, Iowa Realty, J.C. Nichols Residential, CBSHOME, Paul Semonin Realtors, Long Realty and Champion Realty brand names in the following twelve states: Minnesota, Iowa, Arizona, Kansas, Missouri, Kentucky, Nebraska, Wisconsin, Indiana, Maryland, North Dakota and South Dakota. HomeServices occupies the number one or number two market share position in each of its major markets based on aggregate closed transaction sides for the year ended December 31, 1998. HomeServices' major markets consist of the following metropolitan areas: Minneapolis and St. Paul, Minnesota; Des Moines, Iowa; Omaha, Nebraska; Kansas City, Kansas; Louisville, Kentucky; Springfield, Missouri; Tucson, Arizona and Annapolis, Maryland. The largest residential real estate brokerage firm in the United States, including all of its company-owned franchise offices, had 348,134 aggregate closed transaction sides in 1998 compared to 88,000 aggregate closed transaction sides in 1998 for the various brokerage firm operating subsidiaries that comprise HomeServices.

While HomeServices commenced operations in May 1998 with its acquisition of Iowa Realty and Edina Realty, the real estate brokerage firms that currently comprise HomeServices collectively manage 160 branch offices, have approximately 6,350 sales associates and have operated for between 12 and 84 years, with an average operating history of approximately 49 years in our major markets. Sales associates are not employees of HomeServices, but operate under independent contractor agreements.

HomeServices is approximately 65% owned by MidAmerican Energy Holdings Company ("MidAmerican Holdings"), a midwestern utility holding company. As a result, MidAmerican Holdings has the power to elect the entire board of directors and approve matters submitted to a vote of stockholders. MidAmerican Holdings provides services to HomeServices, including management, advisory, financial, accounting, legal, employee benefit plan and insurance administration and other services, pursuant to a services agreement which is on terms HomeServices believes to be as favorable as it could obtain from an unrelated third party. Under the services agreement, HomeServices is required to pay MidAmerican Holdings a monthly fee in an amount equal to $50,000 plus reimbursement for all reasonable employee and out-of-pocket costs and expenses incurred by MidAmerican Holdings in connection with providing these services to HomeServices. In addition to the services agreement, HomeServices and MidAmerican Holdings have entered into a registration rights agreement and a tax indemnity agreement. As a holding company, HomeServices conducts all of its operations through its real estate brokerage subsidiaries.

According to the National Association of Realtors, the median length of the homeownership life cycle is seven years, which means that half of all homes are owned by the same person for seven years or more and half of all homes are owned by the same person for less than seven years. This homeownership life cycle includes the process of buying a home, maintaining, repairing, remodeling the home over the years, and eventually reselling and purchasing a new home. Of this homeownership life cycle, the real estate broker's relationship with its customer during the listing process and sale and purchase transaction has typically lasted for 90-120 days. According to a 1997 survey conducted for the

National Association of Realtors, 78% of the recent home buyers who responded to the survey stated that the opportunity to handle some or all of their home buying services through their real estate company would be appealing to them, while 66% stated that if they had the opportunity to redo their own home buying experience, they would choose a real estate company that offers many services required in connection with settlement of a home purchase, such as real estate listings, mortgage applications, inspections, appraisals, title insurance and legal work, which the survey refers to as "one-stop shopping." HomeServices provides many of the services that are considered by the survey to be "one-stop shopping." HomeServices believes that the strong relationships it develops with its customers afford it a unique opportunity to expand its business by maintaining and strengthening its customer relationships by offering, at no cost to its customers, contacts for additional basic home services initiated at closing and a variety of other products and services used after the closing of a home purchase. HomeServices receives advertising and service revenues from the service providers under contracts entered into with the service providers. HomeServices believes that by offering these additional services to its customers, particularly by means of e-commerce, it can assist its customers through each stage of the average seven-year homeownership life cycle and maintain its customers throughout the homeownership experience. HomeServices believes that the customer knowledge that it gains during the sale and/or purchase process allows it to target its particular services to the homebuyer's specific needs. In addition, as HomeServices further develops its e-commerce operations, it will seek to generate banner advertising and sponsorship revenues from its e-commerce operations.

The business of the Company is subject to various risks and uncertainties, more specifically described in the Company's form 8-K, dated March 17, 2000. The Company's Common Stock is traded on the Nasdaq Stock Market. HomeServices' principal executive offices are located at 6800 France Avenue South, Suite 600, Edina, Minnesota 55435 and its telephone number is (612) 928-5900. The Company was incorporated in 1999 under the laws of the state of Delaware.

Recent Acquisitions

HomeServices, as successor by merger to MidAmerican Realty Services Company, entered the real estate brokerage business in May 1998 by acquiring Iowa Realty Co. Inc. and Edina Realty Home Services of Minnesota, both formerly part of AmerUs Home Services Inc. HomeServices expanded its business with the purchases in August 1998 of two additional established real estate brokerage firms in Omaha, Nebraska, HOME Real Estate Holdings Inc. and CBS Real Estate Company, which were merged to form CBSHOME Real Estate Company. In September 1998, HomeServices acquired J.C. Nichols Residential, Inc., a brokerage firm operating in the greater Kansas City area. In December 1998, HomeServices acquired Nebraska Land Title & Abstract. In July 1999, HomeServices acquired Paul Semonin Realtors, a Louisville, Kentucky real estate brokerage firm with 11 offices and a leading market share in Louisville in terms of closed transaction sides, and operations in Lexington, Kentucky and southern Indiana. In August 1999, HomeServices acquired Long Realty, a Tucson, Arizona real estate brokerage firm with 12 offices and a leading market share in Tucson in terms of closed transaction sides.

In December 1999, the Company acquired Champion Realty, a real estate brokerage with 14 offices operating in the Chesapeake Bay and eastern shore of Maryland region.

Growth Strategy

HomeServices' business objective is to become a seamless provider of a comprehensive menu of products and services for the total homeownership experience, particularly by means of e-commerce. HomeServices' growth strategy currently is comprised of the following elements:

Organic Growth. Based on aggregate closed transaction sides, the brokerage firms that comprise HomeServices occupy the number one or number two market share position in each of HomeServices' major markets. HomeServices intends to leverage the competitive strengths of its brokerage firms to expand the coverage area in existing markets by opening additional offices, hiring additional sales associates and engaging in incremental local acquisitions. These firms also benefit from the sharing of resources, ideas and talent with the HomeServices family of companies and, in doing so, create additional fee income opportunities from cross selling value-added services. The most common of these opportunities is mortgage origination and title services. In addition, HomeServices will provide its sales associates with technological and online productivity tools to improve and expand their business.

Selective acquisitions. HomeServices intends to continue to expand into new geographic markets within the highly fragmented United States residential real estate brokerage industry by generally targeting the acquisition of real estate brokerage firms with the following primary attributes: local brand name recognition, significant market share in their existing markets, which may be city, state or regional markets, strong sales associate relationships, experienced operators and quality operations, fee income upside and significant closed transaction sides volume. HomeServices will also continue to pursue opportunities to consolidate two or more acquired companies where such consolidation would create a real estate brokerage firm with significant closed transaction volume within its existing market while providing it with opportunities to increase revenues through cross selling its products and services.

e-commerce products such as The Hook Up(TM) and The Fix Up(TM). While HomeServices derived less than 1% of its revenues from third-party and related e-commerce products and services in 1999, HomeServices plans to significantly expand its available third-party e-commerce services to include various additional home care products and services that serve the needs of homeowners throughout the complete homeownership life cycle, including The Hook Up(TM), The Fix Up(TM) and additional e-commerce realty and nonrealty related services. HomeServices believes that by offering these additional products and services, it will be able to serve the needs of homeowners throughout the complete homeownership cycle. HomeServices expects these third-party services and products to be accessible by telephone as well as the Internet. HomeServices will provide these services to its customers at no cost while generating advertising and services revenues from third-party providers of such products and services. In addition, as HomeServices continues to develop its e-commerce operations, HomeServices is seeking to generate banner advertising and sponsorship revenues from its e-commerce operations. HomeServices expects to offer the following types of services to new and existing customers, particularly through HomeServices' developing e-commerce platform:

         - The Hook Up(TM) assists home purchasers at and after closing. Through The Hook Up(TM) services, HomeServices offers its home buyers the opportunity to obtain in a timely and efficient manner the basic home services that are initiated at closing and are necessary to operate a new home. These offerings generally include the following services, some of which HomeServices currently provides: local and long distance telephone service, Internet service, cable television, newspaper delivery, home security, home warranty, property and casualty insurance, electricity and natural gas, waste disposal and moving. Since these services are necessary to the home buyer and a consumer decision usually must be made by closing, HomeServices believes that, given its strong relationship with and access to its customers, there are significant opportunities to earn revenues by offering such services to its customers.

         - The Fix Up(TM) assists home purchasers with remodeling, home maintenance and repair. Through The Fix Up(TM), HomeServices plans to offer contacts for home remodeling, maintenance and repair products and services that homeowners generally need shortly following a home purchase and throughout the homeownership life cycle. HomeServices intends to offer customers contacts for quality products and services such as roofing, siding, decking, remodeling, windows, landscaping, plumbing, electrical, heating, ventilation and air conditioning and painting.

         - Broad-based e-commerce services. Through its developing e-commerce operations, HomeServices currently offers e-mortgage and The Hook Up(TM) to its existing real estate customers and other Internet users, and expects to also provide third-party contacts for other products and services to be offered as part of HomeServices' The Fix Up(TM) program.

         - Nonrealty related contacts. HomeServices believes that as an extension of its The Hook Up(TM) and The Fix Up(TM) programs, it will have the opportunity to offer contacts with vendors of products and services that are not directly related to homeownership. HomeServices believes that these referrals may include entertainment, leisure and recreational activities and consumer products and services of a more general nature for its existing realty customer base and for Internet customers generally.

 While HomeServices currently provides some of these products and services through traditional means, such as home warranty, home inspection and home security, it believes that as it continues to develop its e-commerce platform, this aspect of its business will grow proportionately.

Competitive Strengths

HomeServices believes that the following competitive strengths differentiate it from its real estate brokerage competitors:

Long-established presence in its markets with well-recognized brand names and leading market shares. While HomeServices was formed in May 1998, the real estate brokerage firms that comprise HomeServices have operated for between 12 and 84 years, with an average operating history in excess of approximately 49 years. These companies occupy the number one or number two position in each of HomeServices' major markets and enjoy strong brand name recognition, attributes from which HomeServices expects to benefit as it expands its service offerings.

Comprehensive range of services. HomeServices believes that its current product offerings position it as a full-service provider in the residential real estate industry. HomeServices believes its ability to offer brokerage, preclosing and postclosing products and services enables it to generate incremental revenues by cross selling services to its existing realty customer base.

Larger scale of operation than the competition. As one of the leading companies in the industry, HomeServices enjoys certain economies of scale and is able to spread costs and investments, such as marketing and technology, over a larger revenue base. In addition, HomeServices' size permits it to offer and cross sell efficiently a broader array of services than smaller firms and enables it to take advantage of acquisition and consolidation opportunities.

Experienced management. The seven chief executive officers of HomeServices and its real estate brokerage subsidiaries have between 22 and 39 years experience in the real estate industry, with an average of 27 years, including leadership positions in national realty organizations. This senior management team combines a deep knowledge of HomeServices' local markets with an understanding of industry trends and a proven ability to identify, effect and integrate acquisitions. They have served as agents and brokers as well as managers of their respective firms.

Efficient sales associates. HomeServices is dedicated to the recruitment, training and retention of both new and experienced sales associates and provides extensive programs aimed at improving sales associates' marketing skills and increasing their knowledge and awareness of the issues and laws affecting the real estate industry. Based on information provided by Real Trends, an industry publication, the productivity of the sales associates at the various brokerage firm operating subsidiaries that comprise HomeServices of 15.8 aggregate closed transaction sides per sales associate in 1998 compares favorably to an industry average of 13.2 for the top 500 residential real estate brokerage firms, excluding HomeServices. HomeServices believes the productivity level of its sales associates is among the highest in the industry based on aggregate closed transaction sides. HomeServices intends to continue to recruit additional highly qualified sales associates, targeting, in particular, sales associates with experience in the real estate industry and longstanding relationships with third-party service providers within the community. Since January 1, 1999, the brokerage firm operating subsidiaries that comprise HomeServices have added approximately 298 sales associates to the HomeServices branch network.

Industry

HomeServices believes that the residential real estate industry has undergone a period of continued growth which, combined with certain characteristics and trends creates an opportunity for HomeServices to leverage its strengths to its competitive advantage. HomeServices believes the most important of these industry characteristics and trends are:

Fragmentation. The residential real estate brokerage industry remains primarily a local and highly fragmented industry. According to Real Trends, in 1998, the companies comprising HomeServices and the other top four residential brokers accounted for only 5.2% of the total national market based on closed transaction sides, while the top 500 firms accounted for less than 20.0%. HomeServices believes this fragmentation presents it with numerous acquisition opportunities.

Emergence of the Internet. In the real estate and mortgage business, the Internet is fast becoming a major marketing tool. According to a report issued by Strategic Planning Services, mortgage originations over the Internet are expected to grow from $4.1 billion in 1998 to nearly $100.8 billion by 2003 as customers recognize the convenience and benefits of shopping for and refinancing their mortgages and home equity loans on-line. HomeServices believes that in addition to marketing its traditional residential brokerage, mortgage and title services on-line, the Internet provides it with significant opportunities to offer The Hook Up(TM) and The Fix Up(TM) services. As part of its strategy, HomeServices will seek to attract Internet customers outside of its existing realty customer base by providing a broad array of e-commerce offerings, which may be tailored to the local or regional markets in which it operates or provided on a more expansive basis.

Size and Recent Growth of Market. Based on information reported by the National Association of Realtors and the United States Census Bureau, the 1998 domestic residential real estate market for existing and new home sales consisted of more than 11.7 million transaction sides, representing more than $950.0 billion in aggregate closed transaction value. Closed transaction value represents the gross sales price for a closed home purchase and is a standard measure of market size. In recent years, the overall domestic residential real estate market has demonstrated continued growth in home sales and rising home prices. According to the National Association of Realtors, sales of existing single-family homes in the Midwest reached 1.2 million in 1998, which represents an average annual growth rate of 5.6% since 1990. In addition, the sales growth has accelerated in recent years, as evidenced by average annual growth of 7.0% since 1995. In 1998, the Midwest regional median price for existing single-family homes was $114,300, which represents an average annual increase of 6.8% from 1990.

HomeServices acts as a broker or agent in residential real estate transactions. In performing these residential real estate services, HomeServices represents either the seller, as the listing broker, or the buyer, as the buyer's agent, in the sale. When acting as a broker for the seller, HomeServices provides its customers with the following services:

         * assisting the seller in pricing the property and preparing it for sale;

         *     advertising the property and showing it to the buyer;

         *     assisting the seller in negotiating the terms of the sale;

         *     ensuring  that  the   transaction  is  in  compliance   with  any
               applicable federal, state and local regulations; and

         *     closing the transaction.

In exchange for providing these services as the seller's broker, the seller pays HomeServices a commission upon the closing of the real estate transaction, which is generally a fixed percentage of the sales price. Gross listing commissions typically range from 5% to 7% of the sales price and may be shared between the seller's broker and the buyer's broker. When acting as the seller's broker, HomeServices enters into an exclusive agency relationship with the seller, which means that HomeServices is entitled to receive a sales commission upon the closing of the sale transaction regardless of whether HomeServices, the seller or any other person locates the buyer.

When acting as a broker for the buyer, HomeServices provides its customers with the following services:

         * assisting the buyer in locating properties that come within the buyer's personal and financial specifications;

         *     showing properties to the buyer;

         *     assisting the buyer in negotiating the terms of the sale;

         * monitoring compliance of the transaction and the property with any applicable federal, state and local regulations; and

         *     closing the transaction.

In exchange for providing these services as the buyer's broker, HomeServices receives a commission upon the closing of the real estate transaction that is generally a fixed percentage of the purchase price. With the consent of the seller's broker, this commission is usually payable from the sales commission paid by the seller to the seller's broker.

In transactions in which HomeServices is acting as a broker on either the buy side or sell side of a transaction and a third-party broker is acting as broker on the other side of the transaction, HomeServices will in most instances, share approximately 40 to 50% of the sales commission with the other broker. In certain circumstances, and only with the consent of both the buyer and seller, HomeServices may act as the buyer's broker and the seller's broker in the same transaction. HomeServices receives 100% of the sales commission in transactions in which it acts as the sole broker.

Typically, the percentage of the real estate commissions received by HomeServices that is then paid to HomeServices' sales associates will vary based on factors determined by HomeServices, such as sales associate productivity and rates that are paid to competing associates in the same local or regional market. The percentage of total commissions which HomeServices has paid to sales associates has averaged approximately 67.5% over the past three years.

Sales Associates

HomeServices had approximately 6,350 sales associates as of December 31, 1999 after giving effect to the Paul Semonin Realtors, Long Realty and Champion Realty acquisitions. Sales associates are not employees of HomeServices, but operate under independent contractor agreements. Each sales associate signs an independent contractor agreement with HomeServices that establishes the relationship between the sales associate and HomeServices as that of an independent contractor rather than employee and employer. Under this agreement, HomeServices agrees that the sales associate may share with other sales associates and sales assistants the use of HomeServices' offices and facilities for the purposes of engaging in the real estate brokerage business. The sales associate agrees to be responsible for his or her personal business expenses and payment of all state and federal income taxes and self-employment taxes. The sales associate further agrees that all listings will remain the separate and exclusive property of HomeServices. Either HomeServices or the sales associate can terminate the independent contractor relationship at any time upon written notice given to the other.

As independent contractors, sales associates are paid solely by commission on the basis of closed sales transactions and do not receive a salary or benefits from HomeServices, although they may have access to certain benefits through HomeServices' plans. Sales associates will be eligible to participate in HomeServices' non-employee stock purchase plan. Sales associates have participated in prior stock purchase plans maintained on their behalf.
HomeServices maintains errors and omissions insurance coverage, referred to herein as E&O insurance, for each of its sales associates. Some of HomeServices' real estate brokerage subsidiaries require their sales associates to contribute towards the maintenance of such E&O insurance.

HomeServices is dedicated to the recruitment, training and retention of its sales associates. HomeServices provides extensive training programs for its new and experienced sales associates aimed at improving their marketing skills and increasing their knowledge and awareness of the issues and laws affecting the real estate industry and their productivity. New sales associates attend a four-week training program which prepares them for entry into the real estate brokerage industry. Additional training is provided after sales associates have worked in the field. Finally, more seasoned sales associates have access to an eight-week program which is structured to improve their business and professional skills. While industry results vary widely, from 1996 to 1999, the annual productivity of the sales associates employed by the individual companies that comprise HomeServices increased by 10% from 14.0 to 15.4 transaction sides per sales associate, based on closed transaction sides for sales associates, which HomeServices believes is the optimal indicator of sales associate productivity. HomeServices believes the productivity level of its sales associates is among the highest in the industry.

Mortgage Operations

HomeServices offers mortgage origination services, primarily for loans in which it acted as the broker in the home purchase transaction. Originations refer to the general process of arranging mortgage financing on behalf of the customer for the purchase of property or for the refinancing of an existing mortgage.

HomeServices currently provides a substantial portion of these mortgage origination services through a residential joint venture with Norwest Mortgage Inc., a subsidiary of Norwest Bank and one of the largest mortgage originators in the United States. Pursuant to the joint venture, HomeServices evaluates the mortgage loans it originates against underwriting standards of Norwest Mortgage. The joint venture employs loan originators and supervisory staff and purchases processing, underwriting and closing services from Norwest Mortgage. Under a services agreement between Norwest Mortgage and the joint venture, Norwest Mortgage provides these services and is reimbursed by the joint venture for the costs incurred on comparable terms to those Norwest Mortgage is reimbursed by its own loan production offices. Profits earned by the joint venture after payment of the amounts owed to Norwest Mortgage which amount varies, and all other expenses are then divided equally between HomeServices and Norwest Mortgage. Since Norwest Mortgage underwrites and services the mortgages, HomeServices retains none of the servicing responsibilities or liabilities for the mortgages it originates and Norwest Mortgage bears the losses from any failure by a mortgagor to pay principal, interest or other amounts under a mortgage.

Plaza Mortgage, a wholly owned subsidiary of J.C. Nichols Residential, also originates, processes, underwrites and closes mortgages. Plaza Mortgage's underwriting loan commitments are contractual obligations in its own name to mortgage loan applicants. Before underwriting the loan commitment, Plaza
Mortgage performs a credit analysis to confirm that the loan would meet the particular guidelines established by several investors with whom Plaza Mortgage has established relationships. Prior to closing with the mortgage applicant, Plaza Mortgage obtains a commitment that an investor will purchase the loan after the closing at an agreed upon price on the condition that the loan meets the investor's particular investment guidelines. Plaza Mortgage then sells the mortgage, typically within two weeks, to the investor and, after it is sold, retains no service rights or interest carrying costs. During the period after Plaza Mortgage closes the loan and before it sells the mortgage to the investor, Plaza Mortgage would incur the cost or obtain the benefits if the interest rate paid by HomeServices on borrowings made by it to fund the loan at closing is higher or lower than the interest rate paid on the mortgage by the mortgagee.

On a pro forma basis for the year ended December 31, 1999, HomeServices originated approximately $835.2 million in mortgages, of which approximately 66% represented mortgages originated by HomeServices through its joint venture with Norwest Mortgage, 15% represented mortgages originated and underwritten by Plaza Mortgage and approximately 19% represented mortgages originated through relationships with other partners. On a pro forma basis for the year ended
December 31, 1998 and the year ended December 31, 1999 approximately $2.8 million and $3.4 million, respectively, of HomeServices' revenues were generated by its mortgage operations.

Title, Escrow and Closing Services

In all markets in which it operates other than Iowa and Kansas, HomeServices performs abstracting, examination, search, endorsements, recordation, preparation of title policy documents when acting as agent for Chicago Title and other title insurance companies and closing administrative services as part of its title services. HomeServices acts as a title agent in such transactions and does not underwrite the insurance. Iowa is the only state that does not authorize residential title insurance. Instead, Iowa uses abstract companies to provide the history (abstract) to lawyers for their review and warranty. In Iowa, HomeServices prepares property abstracts for titles for real estate agencies, attorneys, financial institutions and other parties involved in the selling or financing of real estate. Kansas significantly restricts residential real estate brokers from also performing title operations. HomeServices receives fees for all of the above services in addition to retaining a substantial portion of title insurance premiums in states other than Iowa and Kansas.

In addition, HomeServices owns an escrow services company which provides a range of real estate closing services to home buyers and sellers, including third-party closings in which HomeServices is not otherwise involved. These services include escrowing funds and processing closing documents. Revenues from title, escrow and closing services are generated by transaction fees, which tend to fluctuate with HomeServices' brokerage revenues. A total of approximately 30% of title, escrow and closing revenues have come from transactions in which HomeServices is not the real estate broker. On a pro forma basis for the year ended December 31, 1998 and the year ended December 31, 1999, approximately $26.0 million and $24.9 million of HomeServices' revenues were generated by its title, escrow and closing services.

Relocation Services

HomeServices offers corporations a variety of specialized services primarily concerned with facilitating the resettlement of transferred employees. HomeServices believes that these relocation services minimize the stress and inconvenience for the transferees and their families while maximizing cost-effectiveness to the corporations.

These relocation services generally include:

         *     home-finding assistance;

         *     home-selling assistance;

         *     group-move coordination;

         *     inspection services;

         *     international relocation assistance;

         *     cost-of-living comparisons;

         *     school and neighborhood comparisons;

         *     moving services;

         *     mortgage services; and

         *     expense management.

HomeServices believes that the relocation services it provides to corporate clients, directly or indirectly through major third-party relocation companies, enable it to develop long-standing relationships with the transferred employees themselves. HomeServices believes that these transferred employees are particularly in need of The Hook Up(TM) and The Fix Up(TM) services because they most likely would be relocating to areas unfamiliar to them. On a pro forma basis for the year ended December 31, 1998 and the year ended December 31, 1999, HomeServices generated approximately $258,000 and $450,000, respectively, in fees for relocation services.

The Hook Up(TM)

HomeServices believes that it will be able to effectively provide its customers, and particularly its buy-side customers, a broader and more comprehensive range of services than its competitors by offering The Hook Up(TM), at no cost to the customers. The Hook Up(TM) program arranges for the initiation at closing of basic home services necessary to the home buyer, such as local and long-distance telephone service. HomeServices believes it is especially well-positioned to offer The Hook Up(TM), on a targeted basis, to its captive buy-side customers with whom it has developed relationships during the home purchasing experience.

HomeServices has begun to offer third-party products and services under the The Hook Up(TM) program through Edina Realty, Long Realty and CBSHOME. The program is expected to be implemented at other existing HomeServices brokerage operations in 2000. HomeServices is currently offering third-party products and services for the following through The Hook Up(TM) services:

         *     local and long distance telephone service;

         *     Internet service account establishment;

         *     cable television account establishment;

         *     newspaper delivery;

         *     home security, including monthly monitoring;

         * home warranty, which is provided by the seller to the buyer as to the nonstructural condition of the home, such as the condition of the heating and air conditioning units;

         *     home inspection;

         *     property and casualty insurance;

         *     electricity

         *     natural gas

         *     waste disposal;

         *     lawn service;

         *     moving; and

         *     locksmith.

HomeServices currently provides third-party products and services to all existing real estate customers through traditional means and in several of its brokerage subsidiaries, also through The Hook Up(TM) program. HomeServices intends to make these Services available to all its existing realty customer base and Internet customers generally by means of e-commerce.

HomeServices continues to evaluate the types of The Hook Up(TM) services that it provides and opportunities for expansion. HomeServices receives revenues for the services listed above from the service providers pursuant to contracts that it has already entered into with the service providers. On a pro forma basis for the year ended December 31, 1998 and the year ended December 31, 1999, approximately $805,000 and $1,224,000 of HomeServices' revenues were generated by basic home connection services, either through traditional means or through the Internet. HomeServices plans to significantly expand the types of services that it provides and expects to derive a greater percentage of its revenues in the future from The Hook Up(TM) services.

The Fix Up(TM)

As part of promoting a "one-stop shopping" experience for its customers at closing and throughout the seven-year homeownership cycle, HomeServices plans to provide to its existing customers and to Internet customers generally, through e-commerce, at no cost, referrals for house maintenance, repair and remodeling related products and services. These products and services will be provided by third-party providers. HomeServices believes that The Fix Up(TM) services will assist a new homeowner through each stage of the homeownership cycle by simplifying their search process for third-party service providers. HomeServices intends to screen and monitor these third-party service providers to ensure that they meet pre-established quality performance standards, although HomeServices does not intend to make any contractual representations to customers as to the quality performance of these providers or to guarantee their performance. The third-party providers are expected to offer services such as:

         *     roofing;

         *     siding;

         *     decking;

         *     remodeling;

         *     windows;

         *     landscaping;

         *     plumbing;

         *     electrical;

         *     heating, ventilation and air conditioning; and

         *     appliances.

In exchange for connecting its existing customers to these third-party providers, HomeServices will receive service fees from the actual third-party providers. HomeServices plans to make The Fix Up(TM) services accessible through the Internet as part of its e-commerce operations. HomeServices believes it will generate revenues from banner advertising on its websites in addition to the other service fees it receives.

e-mortgages

As a part of its e-commerce operations, HomeServices intends to offer to its existing real estate customers and other Internet customers generally the opportunity to originate and refinance mortgages and home equity loans on-line. HomeServices currently provides mortgage origination services but intends to transition more of these services on-line through e-mortgages. HomeServices believes its e-commerce operations will position it to earn banner advertising revenues from its websites in addition to the fee-based origination.

Marketing

HomeServices markets its real estate brokerage, mortgage origination, insurance and other ancillary services through a multimedia program. This program includes advertising through major area and local newspapers, the Internet, real estate publications, radio, television, catalogs and direct mail. HomeServices also promotes its websites and e-commerce offerings through these media outlets. HomeServices' advertising and marketing expenses vary based on closed transaction volume and are funded both through commission revenue earned by HomeServices and a marketing fee paid by sales associates to HomeServices. In 1998 and 1999, on a pro forma basis, HomeServices incurred $19.1 million and $19.0 million, respectively, in business promotion and advertising expense.

HomeServices' individual sales associates also often market HomeServices' business through similar marketing tools as HomeServices. Sales associates are responsible for purchasing the marketing tools they use in their business.

HomeServices believes that it can attract Internet customers outside of its existing realty customer base by providing a broad array of e-commerce services. These e-commerce services, which currently include e-mortgages and third-party contacts for home warranty, home security, home inspection and property and casualty insurance and will include additional products and services offered as a part of HomeServices' The Hook Up(TM) and The Fix Up(TM), may be tailored to the local or regional market in which HomeServices operates or provided on a more expansive basis. HomeServices intends to market its e-commerce service and product offerings, particularly through on-line advertising and reciprocal hyperlinks to other websites that are likely to attract potential home buyers. HomeServices believes that it has already established an on-line presence through its own website and the websites of its brokerage subsidiaries. HomeServices has already established a hyperlink with Realtor.com, a leading Internet real estate website. In addition, certain of HomeServices' brokerage firm operating subsidiaries have established hyperlinks with Realtor.com and HomeAdvisor.com, another leading Internet real estate website, and with websites of local newspapers in HomeServices' existing markets. These hyperlinks enable HomeServices and its brokerage firm operating subsidiaries to access both their existing customers and Internet customers generally without having to incur significant advertising expense.

Competition

The residential real estate brokerage business throughout the United States is highly competitive and is characterized by many small independent real estate brokerage firms, a few major regional players, including Weichert Realtors, Long & Foster and GMAC, and a multiregional player, NRT Incorporated. The largest residential real estate brokerage firm in the United States, including all of its company-owned franchise offices, had 348,134 aggregate closed transaction sides in 1998 compared to 88,000 aggregate closed transaction sides in 1998 for the various brokerage firm operating subsidiaries that comprise HomeServices. Despite the fragmented nature of the real estate brokerage business, each of HomeServices' residential real estate brokerage firms commands the number one or number two position in each of their respective major markets. The different types of real estate operations include independent brokers, franchises and co-owned stores.

In the residential real estate brokerage business, HomeServices' real estate brokerage firms compete in their existing markets with regional multi-office independent and franchise real estate organizations, such as Coldwell Banker Burnet and J. D. Reece Realtors, as well as local single office independent real estate organizations. HomeServices also competes nationally with franchise real estate organizations, such as RE/MAX franchises, GMAC, The Prudential and NRT Incorporated, which operates a number of offices under the franchised Century 21, ERA and Coldwell Banker brand names. Companies compete for real estate brokerage business primarily on the basis of services offered, reputation, personal contacts, and, to some degree, price. HomeServices believes that its major competitors in 1999 in the acquisition of other real estate brokerage businesses will be franchise organizations, such as NRT Incorporated and GMAC.

In the real estate brokerage business, companies also compete to obtain the most qualified and experienced sales associates. Competition for these sales associates is based on commission fee rates, services the company offers, its reputation and personal contacts.

In its mortgage loan origination business, HomeServices competes with other mortgage originators, such as mortgage bankers, state and national banks, and thrift institutions, some of which have substantially greater resources than HomeServices. HomeServices competes for loan origination business based on services offered, price and available terms and its ability to market through its sales and marketing services. HomeServices employs full-time mortgage consultants who are assigned to various real estate brokerage offices and title offices. The mortgage consultants currently originate mortgage loans primarily from HomeServices' real estate customers. In the e-mortgage business, which is fragmented with no single dominant player, HomeServices will compete generally with other mortgage originators providing services over the Internet. HomeServices believes it will have a competitive advantage over these rivals because they typically do not have a direct relationship with the customer.

In the The Hook Up(TM) and The Fix Up(TM) services, HomeServices will continue to compete with other third-party services, such as the yellow pages. However, these competitors, unlike HomeServices, typically do not have a direct relationship with the customer.

In the e-commerce business more generally, HomeServices will compete with Internet websites such as Realtor.com and Homestore.com that provide access to similar products or services. HomeServices believes it will have a competitive advantage over these competitors because, unlike HomeServices, these others are not licensed real estate brokers and therefore, typically do not have a direct relationship with the customer.

Employees and Sales Associates

As of December 31, 1999, HomeServices employed approximately 1,575 individuals and had approximately 6,350 sales associates, who are independent contractors and not employees. None of HomeServices' employees or sales associates is covered by a collective bargaining agreement. Management believes that HomeServices' relations with its employees and sales associates are good.

Regulation

Real estate brokerage is regulated at both the state and federal levels in the United States. HomeServices' real estate brokerage firms and all sales associates are licensed by their respective state regulatory agencies. State statutes contain general standards for and prohibitions on the conduct of real estate brokers and sales associates and set standards in:

         * disclosure when acting in an agency and dual agency capacity (i.e., representing a seller and a buyer in a transaction);

         *     collecting commissions;

         *     continuing broker and sales associate education;

         *     administering trust funds;

         *     advertising; and

         *     disclosing information in real estate forms.

Under state law, each of HomeServices' realty companies has a duty to supervise and is responsible for the conduct of its sales associates. The states enforce their regulatory authority by responding to consumer complaints and, if appropriate, by taking action against the licensee. The action may include a warning letter or reprimand, a temporary suspension of license or a revocation of license with fines imposed. Each of HomeServices' licensed realty companies strives to avert regulatory complaints by educating its sales associates about state regulations with established training programs. HomeServices' in-house legal department takes primary responsibility for handling any regulatory complaints received by the realty companies concerning their operations and sales associates. HomeServices believes that to date none of the regulatory complaints received by the realty companies have been material. Further, the majority of those complaints have not resulted in any action being taken by the regulatory authority. There are currently no regulatory investigations that, if found to merit regulatory action, would adversely affect HomeServices' ability to conduct business.

On the federal level, HomeServices' real estate brokerage activities are subject to the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to borrowers concerning settlement costs.

HomeServices mortgage loan organization activities are subject on the federal level to the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to borrowers concerning credit and settlement costs. As an approved Fannie Mae and Federal Home Loan Mortgage Corporation mortgage seller, HomeServices is required to comply with Fannie Mae and Federal Home Loan Mortgage Corporation seller guidelines for secondary sale of mortgages. Additionally, there are various state laws affecting HomeServices' mortgage operations, including licensing requirements and substantive limitations on the interest and fees that may be charged. States also have the right to conduct financial and regulatory audits of the loans under their jurisdiction. HomeServices, through its subsidiaries, is licensed to provide mortgage origination services in the jurisdictions in which it operates.

HomeServices' title services are regulated by state regulatory authorities that possess broad powers relating to the granting and revocation of licenses. These state authorities also regulate insurance rates and the form of policies.

HomeServices' business depends on the validity of, and HomeServices' continued good standing under, the licenses and approvals under which it operates and HomeServices' continued compliance with pertinent regulations. HomeServices therefore devotes a significant amount of effort toward maintaining its licenses and ensuring compliance with applicable regulations, which efforts include maintaining a staff of in-house compliance officers.

Item 2. Properties.

HomeServices' principal offices are located in Edina, Minnesota, where HomeServices leases approximately 46,000 square feet of office space. This lease expires in 2003. The rent under this lease is approximately $600,000 per year. In addition, HomeServices has a total of 160 branch offices, substantially all of which are leased. HomeServices' office leases generally have initial terms ranging from three to ten years, with an option to extend the lease for additional periods. The leases are typically net leases, which means that HomeServices is required to pay property taxes, utilities and maintenance. HomeServices believes that its present facilities are adequate for its current level of operations.

Item 3. Legal Proceedings.

In the ordinary course of business, HomeServices and its subsidiaries are involved in legal proceedings incidental to their operations. HomeServices and its subsidiaries are not currently involved in any legal proceedings that management believes would have a material adverse effect on the operations or financial condition of HomeServices and its subsidiaries taken as a whole.

Item 4. Submission of Matters to a Vote of Security Holders.

None

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The Common Stock is listed on the Nasdaq Stock Exchange under the symbol "HMSV," The high and low last reported sale prices of the Common Stock in the 4th Quarter of 1999, since the initial public offering of Common Stock on October 8, 1999, was $16.50 and $14.50.

On March 24, 2000, the last reported sale price of the Common Stock was $11.00 per share. As of March 24, 2000, there were approximately 84 holders of record of the Common Stock.

HomeServices' predecessor paid cash dividends on its common stock of $0.19 per share in 1997. HomeServices did not pay any cash dividends on the common stock during 1998 or 1999. The Company's present policy is to reinvest earnings in the Company and pay no dividends on its Common Stock.

Item 6. Selected Financial Data.

The following table presents selected consolidated financial data of the Company as of and for the periods ended December 31, 1999 and 1998 and May 27, 1998. (dollars in thousands except per share amounts)

                                                                    Company                                    Predecessor
                                     --------------------------------------------------------------- ----------------------------
                                     Year Ended December 31, 1999  May 28 Through December 31, 1998  January 1 Through May 27,1998
                                     ----------------------------  --------------------------------  ----------------------------
Statement of Income Data:
Commission revenue
Title Fees                                     21,313         5.4%          14,154           7.4%           7,575         8.8%
Other                                          16,854         4.3%           6,790           3.6%           3,769         4.4%
                                               ------         ----           -----           ----           -----         ----
   Total Revenues                             393,291       100.0%         190,591         100.0%          86,237       100.0%
                                              -------       ------         -------         ------          ------       ------

Commission expense                            246,475        62.7%         113,225          59.4%          49,107        56.9%
Amortization of pending real estate             3,088         0.8%          18,271           9.6%               -            -
Depreciation and amortization                   8,881         2.3%           4,177           2.2%           2,293         2.7%
All other operating expenses                  118,042        30.0%          59,265          31.1%          31,126        36.1%
                                              -------        -----          ------          -----          ------        -----
Total operating expenses                      376,486        95.8%         194,938         102.3%          82,526        95.7%
                                              -------        -----         -------         ------          ------        -----
Operating income (loss)                        16,805         4.2%          (4,347)        (2.3%)           3,711         4.3%
Other income (expense), net                    (3,128        (0.8%)         (1,334)        (0.7%)             (94)       (0.1%)
Income (loss) before income taxes              13,677         3.4%          (5,681)        (3.0%)           3,617         4.2%
Income tax expense (benefit)                    6,025         1.5%          (2,247)        (1.2%)           1,664         1.9%
                                                -----         ----           ------        ------           -----         ----
Net income (loss)                             $ 7,652         1.9%        $ (3,434)        (1.8%)          $1,953         2.3%
                                              =======         ====           ======        ======          ======         ====
Net income (loss) per share-basic and         $  0.96                     $  (0.51)                        $ 0.41

Balance Sheet Data:

Cash and cash equivalents                     $10,318                       $3,114
Total assets                                 $166,658                     $128,520
Long term debt including current portion     $ 48,817                      $61,445
Stockholders' Equity                         $ 82,352                      $35,194

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition History

HomeServices.Com Inc., as successor by merger to MidAmerican Realty Services Company, entered the real estate brokerage business in May 1998 by acquiring Iowa Realty and Edina Realty, both formerly part of AmerUs Home Services Inc. Iowa Realty operates in Iowa and Missouri, and Edina Realty operates in Minnesota, Wisconsin, North Dakota and South Dakota. In August 1998, the Company expanded its business with the purchases of two established real estate brokerage firms in Omaha, Nebraska, HOME Real Estate and CBS Real Estate, which were merged to form CBSHOME Real Estate. In September 1998, the Company acquired J.C. Nichols Residential, a brokerage firm operating in the greater Kansas City area. In December 1998, the Company acquired Nebraska Land Title & Abstract. The Company acquired Paul Semonin Realtors, a real estate brokerage firm operating in Kentucky and southern Indiana in July 1999 and Long Realty, a real estate brokerage firm operating in southern Arizona in August 1999. The Company concluded the acquisition of Champion Realty, a real estate brokerage firm operating in Maryland, in December 1999.

Overview

Revenues. The Company's commission revenue consists of sales commissions earned by providing real estate brokerage services to customers in the purchase and sale of new and existing homes. Sales commissions typically range from approximately 5% to 7% of the sales price and may be shared between the seller's broker and the buyer's broker. In transactions in which the Company is acting as a broker on either the buy side or the sell side of a transaction and a third-party broker is acting as a broker on the other side of the transaction, the Company will, in most instances, share approximately 40% to 50% of the sales commission with the third-party broker. In transactions in which the Company is acting as the sole broker, the Company receives 100% of the sales commission. Commission revenue is recorded upon the closing of the home sale transaction. For the year ended December 31, 1999, commission revenue represented approximately 90% of total revenues.

In addition, to a lesser extent, the Company earns fee revenue by providing the following services:

         o Title services, including title insurance, title search, escrow and other closing administrative services, for which the Company receives a fee from the home buyer or seller - approximately 6% of total revenues for the year ended December 31, 1999;

         o Mortgage origination services for which the Company receives various fees - approximately 1% of total revenues for the year ended December 31, 1999;

         o Relocation services for corporate customers; franchise services, and advertising services to third party providers of home care related services - approximately 3% of total revenues for the year ended December 31, 1999. Franchise services entail the Company providing third parties with the right to use any one of its brand names in connection with the residential activities conducted by such third parties, and for which the Company receives a fee from such third parties.

Revenue derived from title and other services are recognized at the time that the services are performed.

A substantial portion of the Company's revenue has been derived from traditional real estate brokerage services. While the Company has not presently derived any significant revenues from its e-commerce operations, it expects that in the future, a larger percentage of its revenue will be derived from services other than traditional real estate brokerage services as the Company develops its e-commerce platform.

Expenses. Commission expense represents commissions paid to the Company's sales associates and is based on a percentage of the sales commissions earned by the Company. Typically, the percentage of the sales commissions that is paid to the Company's sales associates will vary based on such factors as sales associate productivity and rates that are paid to competing associates in the same local or regional market. The percentage of total commissions which the Company or its predecessors have paid to sales associates was approximately 69.4% of commission revenue for the year ended December 31, 1999. Similar to commission revenue, commission expense is recorded upon the closing of the home sale transaction.

Amortization of pending real estate sales contracts is the expensing of the value of real estate sales contracts that are pending when real estate brokerage firms are acquired. Upon the acquisition of real estate brokerage firms, the

Company establishes an asset for the value of pending real estate sales contracts. The Company amortizes pending real estate sales contracts over the three-month period subsequent to an acquisition, reflecting the period over which the Company estimates that such contracts result in closed real estate transactions.

Each director of the Company has received, as compensation for agreeing to serve as a director, fully vested options to purchase 50,000 shares of common stock at an exercise price equal to $5.89. The exercise price represents the book value of the common stock on June 30, 1999, after giving effect to the issuance of approximately 677.87 shares of the Company's common stock in exchange for each share of common stock of MidAmerican Realty Service Company, in the merger of HomeServices and MidAmerican Realty Service Company on October 7, 1999. The Company took a one-time non-cash after tax charge against net income of approximately $2.2 million in the fourth quarter of 1999 related to these options.

All other operating expenses consist primarily of the following: (1) salaries and employee benefits paid to employees, which excludes sales associates; (2) occupancy costs, such as rent and utilities; (3) business promotion and advertising costs; and (4) other operating expenses, including telecommunications, office supplies, professional and management fees, and corporate charges for services provided by MidAmerican Holdings, the holder of approximately 65% of HomeServices.Com's common stock.

Results of Operations

Results of operations of the Company are significantly influenced by the timing of the entities acquired as described above. The results of operations reflect the revenues and expenses of each of the entities from their respective dates of acquisition.

The Company's real estate brokerage business is subject to seasonal fluctuations because more home sale transactions tend to close during the second and third quarters of the year. As a result, the Company's operating results and profitability are higher in the second and third quarters relative to the remainder of the year.

Results of Operations of HomeServices.Com for the year ended December 31, 1999 Revenues. Total revenues for the year ended December 31, 1999 were $393.3 million. Commission revenue totaling $355.1 million accounted for 90.3% of total revenues and title fees totaling $21.3 million accounted for 5.4% of total revenues. Title fee revenue is affected by the number of brokerage refinancing transactions. The number of brokerage refinancing transactions during the period was unfavorably affected by interest rate increases in the later half of 1999. Other revenues totaling $16.9 million accounted for 4.3% of total revenues and included escrow and closing revenue, mortgage origination fee income, franchise fees, relocation and service-provider generated revenue and various other revenues.

Commission Expense. Commission expense totaled $246.5 million or 69.4% of commission revenue for the year ended December 31, 1999. Commission expense as a percentage of commission revenue will vary due to sales associate productivity, seasonality and pay scales at the various subsidiaries and new subsidiaries acquired.

Amortization of Pending Real Estate Sales Contracts. Upon acquiring the real estate brokerage companies, the Company establishes an asset for the value of pending real estate sales contracts. The value of these acquired contracts for the 1999 acquisitions was $3.8 million of which $3.1 million was amortized to expense in the year ended December 31, 1999.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 1999 totaled $8.9 million, excluding the amortization of pending real estate sales contracts. Depreciation and amortization in 1999 included $0.4 million of goodwill amortization related to business acquisitions. The Company amortizes goodwill over its projected useful life of 30 years on a straight-line basis.

All Other Operating Expenses. All other operating expenses for the year ended December 31, 1999 totaled $118.0 million. All other operating expenses included salaries and employee benefits of $58.1 million, occupancy expense of $19.2 million, business promotion and advertising expense of $16.5 million, and other operating expenses of $24.2 million. Included in salaries and employee benefits for the year ended December 31, 1999 was a one time pre-tax and non-cash charge of $3.6 million related to options granted in connection with the Company's initial public offering (IPO) in October 1999. Also included in other operating expenses is additional occupancy and start-up costs due to the expansion of the title business in Omaha and telecommunications, offices supplies, management fees, and corporate charges for services provided by MidAmerican Holdings.

Other Income (Expense), Net. Other income (expense), net for the year ended December 31, 1999 consisted primarily of interest expense. Interest expense for the year ended December 31, 1999 was $4.1 million. Interest expense in 1999 reflected a full year of interest related to debt used to finance 1998 acquisitions. Initial financing was obtained through borrowings from MidAmerican Holdings. In the fourth quarter of 1998, these borrowings were refinanced with the proceeds of $35.0 million private placement 7.12% senior notes and borrowings of $25.0 million under a revolving credit facility. An additional $8.0 million of debt was borrowed by the Company from MidAmerican Holdings in August 1999 to finance the acquisition of Long Realty. In September 1999, the Company replaced the $25 million revolving credit facility with a $75 million facility. In October 1999, the Company repaid the MidAmerican Holdings and revolving credit facility loans with proceeds from the IPO and cash on hand. In December 1999, the revolving credit facility was used by the Company, together with other funds, to finance the acquisition of Champion Realty

Income Tax Expense (Benefit). The effective income tax rate for the year ended December 31, 1999 was 44.1% which is higher than the Company's statutory rate due to permanent tax differences for certain goodwill amortization and other non-deductible expenses.

Net Income. Net income for the year ended December 31, 1999 was $7.7 million, reflecting operations of the entities acquired in 1998 for the full year in 1999 and Paul Semonin Realtors, Long Realty, and Champion Realty from the dates of acquisition through December 31, 1999.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the twelve months ended December 31, 1999 is $28.8 million. EBITDA is defined as net income (loss) before income taxes, interest and other income (expense), net, plus depreciation and amortization and amortization of pending real estate sales contracts.

Results of Operations of HomeServices.Com for the Period from May 28, 1998 Through December 31, 1998

The results of operations for this period reflect the operations of Iowa Realty and Edina Realty and their subsidiaries for the entire period. They also include the results of operations for the non-predecessor entities acquired from their dates of acquisition through December 31, 1998.

Revenues. Total revenues for the period were $190.6 million. Commission revenue from the real estate brokerage operations was $169.6 million, or 89.0% of total revenues. Title fees for the period were $14.2 million, or 7.4% of total revenues. The amount of title fees is affected by the number of brokerage and refinancing transactions. The number of refinancing transactions during the period was favorably affected by interest rates. Other revenues were $6.8 million, or 3.6% of total revenues. Other revenues include escrow and closing revenue, mortgage service fee income, franchise fees, relocation and service provider generated revenue and various other revenues.

Commission Expense. Commission expense from the real estate brokerage operations was $113.2 million, or 66.7% of commission revenue.

Amortization of Pending Real Estate Sales Contracts. Upon acquiring the real estate brokerage companies, the Company establishes an asset for the value of pending real estate sales contracts. The value of these acquired contracts for the 1998 acquisitions was $18.3 million, which was fully amortized to expense in the period ended December 31, 1998.

Depreciation and Amortization. Depreciation and amortization for the period was $4.2 million, of which $1.3 million was the amortization of goodwill related to the 1998 business acquisitions.

All Other Operating Expenses. All other operating expenses for the period totaled $59.3 million, or 31.1% of total revenues. All other operating expenses included salaries and employee benefits of $27.6 million, occupancy costs of $9.1 million, business promotion and advertising expenses of $8.6 million and other operating costs of $14.0 million. Although the overall operations of the entities acquired by the Company continued basically the same as prior to their acquisition, the period reflects costs related to the acquisitions, such as changing signage and other transition costs.

Other Income (Expense), Net. Other income (expense), net consisted primarily of interest expense, totaling $1.9 million. Initial financing for the acquisitions was obtained through borrowings from MidAmerican Holdings. In the fourth quarter of 1998, most of those borrowings were refinanced with the proceeds of $35.0 million in private placement 7.12% senior notes and borrowings of $25.0 million under a revolving credit facility.

Income Tax Expense (Benefit). The effective income tax rate for the period was a benefit of 39.6% which is lower than the Company's statutory rate due to permanent tax differences for certain goodwill amortization and other non-deductible expenses.

Net Income (Loss). The Company's net loss for the period from May 28, 1998, through December 31, 1998, was $3.4 million.

EBITDA. EBITDA for the period of May 28, 1998 through December 31, 1998 was $18.1 million.

Results of Operations of Predecessor for the Period from January 1, 1998 Through May 27, 1998

The results of operations for this period reflect the operations of Iowa Realty and Edina Realty and their subsidiaries for the entire period. Iowa Realty sold HOME Realty on May 7, 1998. Accordingly, HOME Realty's results of operations are not included for the period following the sale.

Revenues. Total revenues for the period were $86.2 million. Commission revenue from the real estate brokerage operations was $74.8 million, or 86.8% of total revenues. Title fees for the period were $7.6 million, or 8.8% of total revenues. Other revenues were $3.8 million, or 4.4% of total revenues. Other revenues include escrow and closing revenue, mortgage service fee income, franchise fees, relocation and service provider generated revenue and various other revenues.

Commission Expense. Commission expense from the real estate brokerage operations was $49.1 million, or 65.6% of commission revenue.

Depreciation and Amortization. Depreciation and amortization for the period was $2.3 million, of which $0.8 million was the amortization of intangibles, including goodwill related to acquisitions.

All Other Operating Expenses. All other operating expenses for the period totaled $31.1 million, or 36.1% of total revenues. All other operating expenses included salaries and employee benefits of $14.5 million, occupancy costs of $5.6 million, business promotion and advertising expenses of $5.2 million and other operating costs of $5.8 million.

Income Taxes (Benefit). The effective tax rate for the period was 46.0% which is higher than the predecessor's statutory rate due to permanent tax differences for certain goodwill amortization and other non-deductible expenses.

Net Income (Loss). The predecessor's net income for the period from January 1, 1998, through May 27, 1998, was $2.0 million.

EBITDA. EBITDA for the period of January 1, 1998 through May 27, 1998 was $6.0 million.

Liquidity and Capital Resources

The Company's capital requirements consist primarily of working capital, capital expenditures and acquisitions. Historically, the Company has funded its working capital and capital expenditures using cash and cash equivalents on hand.
Acquisitions have historically been financed through borrowings under its revolving credit facility, the private placement of the 7.12% senior notes, loans from MidAmerican Holdings, capital contributions and cash on hand. The Company's cash and cash equivalents totaled $10.3 million and $3.1 million at December 31, 1999 and 1998, respectively. On October 14, 1999, the Company closed the initial public offering of its common stock. Net proceeds to the Company from the offering were approximately $27.1 million.

The Company's cash provided by operating activities was $33.1 million for the year ended December 31, 1999, $12.4 million for the period May 28, 1998 through December 31, 1998 and $5.0 million for the period January 1, 1998 through May 27, 1998. The increase in 1999 is due primarily to the significant acquisitions over the last two years.

The Company's cash used in investing activities was $46.6 million for the year ended December 31, 1999, $99.1 million for the period May 28, 1998 through December 31, 1998 and $0.9 million for the period January 1, 1998 through May 27, 1998. The Company's cash used in investing activities for the year ended 1999 was primarily a result of the acquisitions of Paul Semonin Realtors, Long Realty, and Champion Realty for a combined $36.8 million, net of cash and cash equivalents acquired. The Company's cash used in investing activities for the 1998 periods was primarily a result of the acquisitions of Iowa Realty, Edina Realty, Home Real Estate, CBS Real Estate, J.C. Nichols Residential, and Nebraska Land Title & Abstract for a combined $96.5 million, net of cash acquired.

The Company's cash provided by (used in) financing activities was $20.7 million for the year ended December 31, 1999, $89.8 million for the period May 28, 1998 through December 31, 1998 and $(1.9) million for the period January 1, 1998 through May 27, 1998. The Company's cash provided by financing activities for the year ended 1999 was primarily a result of proceeds from the issuance of common stock through a public offering and capital contributions. The Company's cash provided by (used in) financing activities for the 1998 periods was primarily a result of capital contributions, loans from MidAmerican Holdings, and advances under the revolving credit agreement.

In May 1998, HomeServices entered into a revolving credit agreement with MidAmerican Holdings to borrow funds from time to time, primarily to support the acquisitions. As of December 31, 1999 and 1998, there were no borrowings under this agreement. The interest rate on borrowings is equal to the 30-day LIBOR rate (5.8% on December 31, 1999) plus 1%. On June 24, 1999, the revolving credit agreement with MidAmerican Holdings was amended to reduce MidAmerican Holdings' total commitment and the Company's borrowing capacity thereunder from $100 million to $10 million.

In November 1998, the Company obtained a $25 million, five-year revolving credit facility. On September 20, 1999, the Company entered into a new $75 million senior secured revolving credit agreement which replaced the then existing $25 million revolving credit facility. The senior secured revolving credit agreement has a term of three years and is secured by a pledge of the capital stock of all of the existing and future subsidiaries of the Company. Amounts outstanding under this revolving credit facility bear interest, at the Company's option, at either the prime lending rate or LIBOR plus a fixed spread of 1.25% to 2.50%, which varies based on the Company's cash flow leverage ratio. As of December 31, 1999, the blended average interest rate on the revolving credit facility borrowings of $11 million was 8.1%.

The Company believes that the net proceeds that it received from its initial public offering of common stock, together with its cash flow from operations and available borrowings under its $75 million revolving credit facility, will be adequate to meet its needs for working capital, capital expenditures, debt service, planned acquisitions and the continued development of its e-commerce platform. If, however, net proceeds from the offering and cash flow from operations and borrowings under the Company's revolving credit facility are insufficient to satisfy the Company's liquidity requirements, it may need to raise additional funds through public or private financings or the formation of strategic ventures.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

The Company is subject to changes in interest rates which could negatively impact its business. The Company's fixed rate long-term debt does not expose the Company to the risk of earnings loss from increased interest expense as a result of changes in the market interest rate. The Company has managed its interest rate risk for its variable rate debt, which is based on LIBOR rates, by entering into interest rate swap agreements. The swap arrangements effectively fix the interest rate for that portion of the variable debt. The fair value of the interest rate swap at December 31, 1999 was $346,000. Assuming a 10% increase in interest rates, the fair value of the swap agreement would have been $426,000 at December 31, 1999. In the future, the Company may continue using interest rate swaps to reduce risk on the variable debt or, when appropriate, may replace the variable rate debt with fixed rate debt.

Item 8. Financial Statements and Supplementary Data.

                              HOMESERVICES.COM INC.
                           Consolidated Balance Sheets
           (dollars in thousands, except share and per share amounts)

                                                                                             as of December 31,
                                                                                     --------------------------------
                                                                                          1999             1998
                                                                                     ---------------   --------------
Assets
Current Assets:
Cash and cash equivalents                                                             $  10,318        $   3,114
Commissions and other trade receivables, net of allowance of $1,332 and $1,346            7,077            3,937
Mortgage loans held for sale                                                              2,974           13,383
Pending real estate sales contracts                                                         673                -
Cash held in trust                                                                        6,549            7,932
Income taxes receivable                                                                     534            3,902
Other current assets                                                                      3,236            2,143
                                                                                      ---------------  --------------
     Total current assets                                                                31,361           34,411
                                                                                      ---------------  --------------
Other Assets:
Office property and equipment, net                                                       22,943           15,453
Intangible assets, net                                                                  106,706           75,122
Investments in non-consolidated entities                                                    845              269
Held-to-maturity securities                                                                 944              651
Available-for-sale securities                                                               264              297
Restricted assets                                                                           255                -
Deferred income taxes                                                                     2,679            2,148
Other assets                                                                                661              169
                                                                                      ---------------  --------------
     Total other assets                                                                 135,297           94,109
                                                                                      ---------------  --------------
Total Assets                                                                          $ 166,658        $ 128,520
                                                                                      ===============  ==============
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts and commissions payable                                                      $   7,172        $   5,448
Accrued expenses                                                                         12,668           11,345
Payable to affiliates                                                                     1,042              367
Cash held in trust                                                                        6,549            7,932
Current portion of long-term debt                                                           707            3,436
Other current liabilities                                                                   862            1,624
                                                                                      ---------------  --------------
     Total current liabilities                                                           29,000           30,152
                                                                                      ---------------  --------------
Other Liabilities:
Long-term debt                                                                           48,110           58,009
Agent profit-sharing                                                                      6,282            5,074
Other noncurrent liabilities                                                                914               91
                                                                                      ---------------  --------------
     Total other liabilities                                                             55,306           63,174
                                                                                      ---------------  --------------
     Total liabilities                                                                   84,306           93,326
                                                                                      ---------------  --------------
Commitments and contingencies (Note 13)

Stockholders' Equity:
Common stock,  $0.01 par value,  38,000,000  shares  authorized;  10,422,942 and
    6,778,700  shares  issued and  outstanding  at  December  31, 1999 and 1998,
    respectively                                                                            104               68
Additional paid-in capital                                                               78,705           39,447
Notes receivable                                                                           (651)            (896)
Accumulated other comprehensive (loss) income                                               (24)               9
Retained earnings (accumulated deficit)                                                   4,218           (3,434)
                                                                                      ---------------  --------------
     Total stockholders' equity                                                          82,352           35,194
                                                                                      ---------------  --------------
Total Liabilities and Stockholders' Equity                                            $ 166,658          128,520
                                                                                      ===============  ==============


         The accompanying notes are an integral part of these financial statements.

                              HOMESERVICES.COM INC.
                        Consolidated Statements of Income
                    (in thousands, except per share amounts)

                                                                      Company              Predecessor
                                                          ------------------------------------------------
                                                                           May 28, 1998  January 1, 1998
                                                            Year Ended       Through         Through
                                                            December 31,   December 31,      May 27,
                                                               1999            1998            1998
                                                          ------------------------------------------------
Revenues:
Commission revenue                                        $ 355,124       $ 169,647      $  74,893
Title fees                                                   21,313          14,154          7,575
Other                                                        16,854           6,790          3,769
                                                          ---------       ---------      ---------
Total revenues                                              393,291         190,591         86,237
                                                          ---------       ---------      ---------
Operating expenses:
Commission expense                                          246,475         113,225         49,107
Salaries and employee benefits                               58,075          27,603         14,620
Occupancy                                                    19,189           9,081          5,564
Business promotion and advertising                           16,543           8,632          5,184
Other operating expenses                                     24,235          13,949          5,758
Amortization of pending real estate sales contracts           3,088          18,271              -
Depreciation and amortization                                 8,881           4,177          2,293
                                                          ---------       ---------      ---------
 Total operating expenses                                   376,486         194,938         82,526
                                                          ---------       ---------      ---------
Other income (expense):
Interest income                                               1,006             595            169
Interest expense                                             (4,134)         (1,929)          (263)
                                                          ----------      ----------     ----------
Total other income (expense), net                            (3,128)         (1,334)           (94)
Income (loss) before income taxes                            13,677          (5,681)         3,617
Income tax expense (benefit)                                  6,025          (2,247)         1,664
                                                          ---------       ----------     ---------
Net income (loss)                                         $   7,652       $  (3,434)     $   1,953
                                                          ========================================
Net income (loss) per share:
Basic and diluted                                         $    0.96       $   (0.51)     $    0.41
                                                          ========================================

Weighted average shares outstanding - Basic                   7,956           6,779          4,748
                                                          ========================================
Weighted average shares outstanding - Diluted                 8,012           6,779          4,748
                                                          ========================================


   The accompanying notes are an integral part of these financial statements.

                              HOMESERVICES.COM INC.
         Consolidated Statements of Changes in Stockholders' Equity and
                              Comprehensive Income
                  (dollars in thousands, except share amounts)

                                                                                   Accumulated   Retained
                                           Common Stock      Additional               Other      Earnings
                                       ---------------------
                                                               Paid-in     Notes  Comprehensive (Accumulated
                                         Shares     Amount     Capital  Receivable Income (Loss)  Deficit)     Total
                                       --------------------------------------------------------------------------------
Predecessor:
Balance, January 1, 1998                4,758,850 $    47    $ 31,665   $      -   $      -    $  5,079     $   36,791
Net and comprehensive income                                                                      1,953          1,953
Distribution to parent                                                                           (1,961)        (1,961)
Share acquisition                         (64,692)     (1)       (699)                                            (700)
Dividends                                                                                        (3,699)        (3,699)
Capital contribution                                            9,150                                            9,150
                                       ---------------------------------------------------------------------------------
Balance, May 27, 1998                   4,694,158 $    46    $ 40,116   $      -   $      -    $  1,372     $   41,534
                                       =================================================================================
Company:
Balance, May 28, 1998                           - $     -    $      -   $      -   $      -    $      -     $        -
Initial capitalization                  6,778,700      68      30,447     (1,525)                               28,990
Capital contribution                                            9,000                                            9,000
Comprehensive income (loss):
   Net loss                                                                                      (3,434)        (3,434)
   Unrealized gain on investments
       (gross $15, net of $6 taxes)                                                       9                          9
                                                                                                            ------------
Total comprehensive loss                                                                                        (3,425)
Allowance for forgiveness of notes
 receivable, net of accrued interest                                         629                                   629
                                       ---------------------------------------------------------------------------------
Balance, December 31, 1998              6,778,700      68      39,447       (896)         9       (3,434)       35,194
Comprehensive income:
   Net income                                                                                      7,652         7,652
   Unrealized loss on investments
   (gross $55, net of $22 taxes)                                                        (33)                       (33)
                                                                                                            ------------
Total comprehensive income                                                                                       7,619
Allowance for forgiveness of notes
  receivable, net of accrued interest                                        245                                   245
Proceeds from capital transactions      1,456,742      14       8,487                                            8,501
Issuance of common stock in
  public offering, net of expenses      2,187,500      22      27,127                                           27,149
Non-cash expense for vested director's
  options                                                       3,644                                            3,644
                                       ---------------------------------------------------------------------------------
Balance, December 31, 1999             10,422,942 $   104    $ 78,705   $  (651)   $    (24)   $   4,218    $   82,352
                                       =================================================================================

   The accompanying notes are an integral part of these financial statements.

                              HOMESERVICES.COM INC.
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                  Company            Predecessor
                                                        -----------------------------------------
                                                                       May 28, 1998  January 1, 1998
                                                         Year Ended       Through       Through
                                                         December 31,  December 31,      May 27,
                                                            1999          1998            1998
                                                        ------------------------------------------
Cash flows provided by operating activities:
Net income (loss)                                       $  7,652      $  (3,434)    $   1,953
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation and amortization                            8,881          4,177         2,293
  Amortization of pending real estate sales contracts      3,088         18,271             -
  Earnings from equity method investments                   (480)             -             -
  Loss (gain) on sale of office property and equipment       121            197            (6)
  Decrease in notes receivable                               245            630             -
  Provision for deferred income taxes                       (515)        (2,224)           79
  Non-cash expense for vested director's options           3,644              -             -
  Change in assets and liabilities, net of effects
   from companies purchased:
     Commission and other trade
      receivables, net of allowance                       (3,122)             -          (281)
     Mortgage loans held for sale                         10,409         (7,287)            -
     Income taxes receivable                               3,368             (5)            -
     Other assets                                          1,659            728         1,252
     Payable to affiliates                                   704              -             -
     Agent profit sharing                                  1,208          1,169          (164)
     Accounts payable, accrued expenses and
      other liabilities                                   (3,808)           206          (135)
                                                        ------------------------------------------
Net cash provided by operating activities                 33,054         12,428          4,991
                                                        ------------------------------------------
Cash flows used in investing activities:
  Purchases of companies, net of cash and cash
    equivalents                                          (36,820)       (96,478)             -
  Purchases of office property and equipment              (9,396)        (2,650)          (900)
  Other investing                                           (353)             2              9
                                                        -------------------------------------------
Net cash used in investing activities                    (46,569)       (99,126)          (891)
                                                        -------------------------------------------
Cash flows provided by (used in) financing activities:
  Issuance of common stock in public offering,
    net of expenses                                       27,149              -              -
  Payments of long-term debt                             (32,084)        (7,753)          (872)
  Proceeds from long-term debt                            31,647         35,000              -
  Net change in revolving credit facility                (14,000)        25,000              -
  Proceeds from capital transactions                       8,501         37,990              -
  Distributions and dividends paid to parent                   -              -         (1,068)
  Loan costs                                                (494)          (425)             -
                                                        -------------------------------------------
Net cash provided by (used in) financing activities       20,719         89,812         (1,940)
                                                        -------------------------------------------
Net increase in cash and cash equivalents                  7,204          3,114          2,160
Cash and cash equivalents at beginning of period           3,114              -          2,590
                                                        -------------------------------------------
Cash and cash equivalents at end of period              $ 10,318      $   3,114     $    4,750
                                                        ===========================================

   The accompanying notes are an integral part of these financial statements.

HOMESERVICES.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Business Activities and Significant Accounting Policies and Practices

Corporate Overview and Basis of Presentation

HomeServices.Com Inc. (the "Company" or "HomeServices"), was formed on July 13, 1999, for the purpose of merging with MidAmerican Realty Services Company ("MidAmerican Realty"). On October 7, 1999, the Company merged with MidAmerican Realty. The accompanying financial statements include the financial position, results of operations and cash flows of HomeServices, MidAmerican Realty, and the wholly owned subsidiaries as if the Company was consolidated for all periods presented. The Company is currently owned approximately 65% by MidAmerican Energy Holdings Company ("MidAmerican Holdings").

The accompanying financial statements include the operations of Iowa Realty Co., Inc., including Edina Realty Home Services, prior to being acquired by MidAmerican Realty on May 27, 1998 and are referred to as the Predecessor. The Company had no substantive operations prior to the acquisition of Iowa Realty Co., Inc. and the financial statements of the Company reflect its operations from May 28, 1998, the date it commenced operations.

Principles of Consolidation

The consolidated financial statements include HomeServices and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and short-term investments purchased with maturities of three months or less, excluding cash held in trust.

Supplemental disclosure of cash flow information (in thousands) -

                                        Company                    Predecessor
                            ----------------------------------  ---------------
                                              May 28, 1998      January 1, 1998
                                 Year Ended      Through             Through
                            December 31, 1999December 31, 1998    May 27, 1998

Cash paid for interest        $      4,269    $    1,292             $      695
Cash paid for taxes           $      3,188    $    4,258             $    1,648

Supplemental   schedule  of  noncash  investing  and  financing  activities  (in thousands) -

                                            Company                 Predecessor
                               -----------------------------        -----------
                                                May 28, 1998    January 1, 1998
                                  Year Ended      Through           Through
                             December 31, 1999 December 31, 1998  May 27, 1998
                             ----------------- ----------------- -------------
Purchase of property and equipment
    through capital leases        $  345               -                 -
Acquisition payment in accounts
    payable                            -         $   919                 -
Common stock issued to minority
    shareholders                       -         $ 1,525                 -

Investments
Non-consolidated entities
The Company accounts for its non-consolidated entities using the equity method, unless the Company does not have the ability to exercise significant influence over the invested operating and financial policies, in which case the investment is accounted for using the cost method.

Investment in marketable securities

Marketable debt securities are classified as available-for-sale or held-to-maturity. Management determines the appropriate classification of debt securities at the time of purchase. Debt securities classified as available-for-sale are stated at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity. Realized gains and losses on sales of investments are included in other income. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Interest on debt securities is included in interest income.

Certain investments in equity securities are accounted for as available-for-sale securities and adjusted to market value with unrealized gains or (losses) reported as a separate component of stockholders' equity.

Office Property and Equipment

Office property and equipment is carried at cost less accumulated depreciation. Major renewals and betterments are capitalized, while maintenance and repairs that do not improve or extend the life of the respective assets are charged against earnings in the current period.

Depreciation and amortization are provided on straight-line and accelerated methods over the following estimated useful lives:

                Buildings                      18 - 31 years
                Furniture and equipment         3 - 10 years
                Leasehold improvements.         Shorter of the life of the
                                                underlying lease or the
                                                estimated useful life
                                                of the improvement.

Upon sale or retirement of office property and equipment, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the Statement of Income.

Intangible Assets

Intangible assets include the excess cost over acquired net assets (goodwill), which has been capitalized and is being amortized on a straight line basis over 30 years. Whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable, the Company reviews the carrying value of goodwill for impairment based on the operating cash flows (undiscounted and without interest) of the related business unit. If the projection of operating cash flows over the remaining life of the goodwill proves to be less than the carrying value of goodwill, an impairment is recognized. The amount of the impairment is calculated by taking the excess of the goodwill over the present value of estimated expected future cash flows over the remaining life of the goodwill using an appropriate discount rate.

Non-compete agreements that have a value to the Company are stated at cost and are amortized over the lives of the agreements.

Cash Held in Trust

The Company maintains separately designated trust accounts for homebuyers' earnest money and other deposits. The Company holds such funds until sold properties are closed and subsequently disburses amounts in accordance with the settlement instructions. At December 31, 1999 and 1998, the Company held approximately $6.5 million and $7.9 million, respectively, of funds in trust.

Income Taxes

Income taxes are accounted for using the asset and liability method, which requires deferred taxes to be recognized by applying enacted statutory rates applicable to future years to the differences between the carrying amounts and the tax bases of existing assets and liabilities.

Earnings Per Share

Diluted earnings per share amounts are based upon the weighted average shares outstanding during the periods. The difference between basic and diluted weighted average shares outstanding for the year ended December 31, 1999 is solely attributable to the dilutive effect of stock options.

Revenue Recognition

Commission revenue from real estate brokerage transactions and related amounts due to agents are recognized when title has transferred from seller to buyer.

Fees related to loan originations are recognized when the related loan is delivered to the third party purchasers. At December 31, 1999 and 1998, the Company had $3.0 million and $13.4 million, respectively, in mortgage loans held for sale related to undelivered loans for which purchase commitments have been received.

Business Promotion and Advertising

Advertising and promotion costs are expensed as incurred.

Restricted assets

Restricted assets include an investment account funded by a subsidiary for a deferred compensation agreement with an independent contractor. The investment is stated at market value with the unrealized gain or loss included in the deferred compensation liability.

Fair Value of Financial Instruments

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The Company discloses the estimated fair value for its financial instruments using the methods and assumptions set forth below:

     Cash and cash equivalents

     The carrying amount approximates the estimated fair value due to the short-term nature of the investments.

     Commissions and other trade receivables

     The carrying amount of commissions and other trade receivables approximates the estimated fair value due to the short-term nature of the investments.

     Mortgage loans held for sale

     Mortgage loans held for sale are carried at the lower of cost or market, computed on the aggregate basis. Market value is computed using the outstanding commitment price from the investors. The carrying amount approximates the estimated fair value.

     Securities

     Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The securities are stated at market value with the unrealized gain or loss included as a component of accumulated other comprehensive income.

     Long-term debt

     Rates currently available to the Company for such borrowings with similar terms and remaining maturities are used to discount the future cash flows to estimate fair value for private placement notes. The fair value of the private placement notes was approximately $31.0 million at December 31, 1999.

     The carrying value of the revolving credit facility at December 31, 1999 approximated fair value as the facility has a floating rate based upon the current interest rate.

     Derivative Financial Instruments

     The Company uses interest rate swaps to reduce the impact of changes in interest rates on variable-rate debt. The net effect of these agreements is recorded as interest expense. Interest rate swap agreements effectively fix the interest rates on a portion of the Company's variable-rate debt. These agreements are not adjusted to market value as they are used only to manage interest expense and the intent is to hold them until their termination date. The fair value of the interest rate swap at December 31, 1999 and 1998 was $346,000 and $10,000, respectively using the cash termination value.

Accounting for Computer Software Costs

In accordance with Statement of Position (SOP) No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company capitalizes qualified software costs and amortizes these costs over three years.

Branding Agreements

The Company may enter into branding agreements with third parties, which allow the Company's tradenames and logos to be associated with the activities conducted by the third parties. Revenue from these agreements is recognized as service is provided, or in the case of up-front payments, when no additional services or obligations are required of the Company.

The Company entered into an agreement with a third party providing for such party to use the Company's name in conjunction with the residential and commercial activities conducted by the third party. The agreement also provides the Company with a 60-day right of first refusal to purchase a controlling interest in the third party's operation should a sale be initiated. The Company has agreed to pay $10,000 monthly for these rights. The agreement was dated October 13, 1998, and has a term of five years with an additional five-year renewal option by the third party.

Franchise Sales

The Company sells real estate brokerage franchises to established brokerage companies. In exchange for certain fees, the Company provides the right to use certain names and related trademarks. In 1999, the Company recognized net revenue of $810,000 related to the franchise operation. In 1998, the Company recognized net revenue of $602,000 related to the franchise operation. Through May 27, 1998, the Predecessor had recognized net revenues of $282,000 related to franchise operations.

Revenue from franchising activities includes an initial franchise fee as well as continuing franchise fee revenue based on the gross commission income realized by the franchisee. The initial franchise fee, designed to cover administrative costs incurred by the Company, is recognized as revenue when the franchise agreement is effective, at which time all initial services are provided and the Company has no remaining material conditions or obligations and the franchisee has begun operating under the new name. Revenue related to ongoing franchise operations is recognized upon the closing of real estate sales transactions and is included as a component of other revenue. The Company provides advertising, supervision, training and assistance in support of its ongoing franchisees.

New Accounting Pronouncements

In April 1998, the Accounting Standards Executive Committee issued SOP No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 requires that the cost of start-up activities previously capitalized be charged against income and reported as a cumulative effect of a change in accounting principle, and further requires that such costs subsequent to adoption be expensed as incurred. The Company adopted this standard in the first quarter of 1999 and expensed applicable unamortized costs of $145,000 previously capitalized in connection with the start-up of all acquired companies. As this amount is immaterial, the cumulative effect of the change is included in depreciation and amortization expense on the statement of income.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The statement will become effective for the Company in fiscal 2001. Adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

2.   Operating Segments

The Company conducts its business activity in a single operating segment. Commission revenue from real estate brokerage services for the Company comprised approximately 90% and 89% of total revenue in 1999 and 1998, respectively while the Predecessor approximated 87%. The Company has no other single source of revenue greater than 7%.

3.   Acquisitions

In 1998 and 1999, the Company purchased the following companies from third parties:

                                                                                 Purchase Price
Acquisition Date             Company                         Location            (in thousands)
----------------             -------                         --------           --------------
May 27, 1998                 Iowa Realty Co., Inc.,          Des Moines, IA     $ 78,300
                              Including Edina Realty         Minneapolis, MN
                              Home Services of Minnesota     Springfield, MO
                              (Predecessor)

August 18, 1998              CBS Real Estate Company         Omaha, NE          $  5,630

August 18, 1998              HOME Real Estate Company of
                              Omaha                          Omaha, NE          $  5,200

September 1, 1998            J.C. Nichols Residential Real
                              Estate                         Kansas City, MO    $ 17,300

December 18, 1998            Nebraska Land Title & Abstract  Omaha, NE          $    900

July 9, 1999                 Paul Semonin Realtors           Louisville, KY     $ 13,348

August 23, 1999              Long Realty                     Tucson, AZ         $ 16,191

December 1, 1999             Champion Realty, Inc.           Annapolis, MD      $  8,137

Each acquisition was accounted for as a purchase business combination. All identifiable assets acquired and liabilities assumed were assigned a portion of the acquisition price equal to their fair value at the date of acquisition. The following table (dollars in thousands) reconciles the fair value of assets acquired and the liabilities assumed to the purchase price:

                                                  HOME      J.C.
                               Iowa     CBS Real  Real     Nichols    Nebraska    Paul                Champion
                              Realty     Estate  Estate     Real     Land Title Semonin     Long      Realty,      Other
                             Co., Inc.       Co.    Co.     Estate   & AbstractRealtors    Realty       Inc.    Acquisitions Total
                            ----------  ------- -------  -----------  -------  -------  ----------  ------------  ------ ----------
Cash, cash held in trust
 and Investments            $12,701     $  504  $  452   $ 2,106      $  357   $ 1,268  $   918     $  1,377      $   -  $ 19,683
Pending real estate sales
 contracts                   14,231      1,052   1,157     1,831           -     1,700    1,055          998         22    22,046
Other receivables            12,281         52     225     4,799          13         -      461          254          -    18,085
Fixed assets                 12,706        618     502     1,734          62     1,429    1,413          673         30    19,167
Other intangibles and
 prepaid                      3,415        199      20       910         295        13      238          187          -     5,277
Goodwill                     54,607      3,842   3,145    13,628         446    11,038   15,808        6,773        113   109,400
                            --------    ------  -------  -----------  -------  -------  ----------  ------------  ------ ---------
Fair value of assets        109,941      6,267   5,501    25,008       1,173    15,448   19,893       10,262        165   193,658
Liabilities assumed          31,641        637     301     7,708         273     2,100    3,702        2,125          -    48,487
                            --------    ------  -------  -----------  -------  -------  ----------  ------------  ------ ---------
Purchase price              $78,300     $5,630  $5,200   $17,300      $  900   $13,348  $16,191     $  8,137      $ 165  $145,171
                            ========    ======  ======   ===========  =======  =======  ==========  ============  ====== =========

Upon acquisition of the real estate brokerage companies, the Company established an asset for the value of pending real estate sales contracts. The asset is amortized over three months, the period in which the related revenue is earned.

Immediately prior to the acquisition of the Predecessor by the Company, the Predecessor liquidated a joint venture with an investment balance of approximately $3.1 million. In connection with liquidation, $1,168,000 was included in assets purchased by the Company and $1,961,000 was transferred to the Predecessor's parent (AmerUs Group, Inc., an unrelated third party) as reflected on the statement of changes in stockholders' equity. Income of $477,000 was recorded for this investment in 1998 by the Predecessor and is included in other revenue on the statement of income.

Immediately prior to the acquisition of the Predecessor by the Company, the Predecessor's parent acquired the minority interest in Edina Financial Services (a subsidiary of Edina Realty Home Services) for cash of $9,150,000, which was recorded as a capital contribution, and additional goodwill of $6,335,000.

The following pro forma financial information represents the unaudited pro forma results of operations as if the acquisitions had been completed on January 1 for each period presented, after giving effect to certain adjustments related to the acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have been achieved had these acquisitions been completed as of January 1 of each period, nor are the results indicative of the Company's future results of operations (dollars in thousands, except per share amounts):

                                          Year Ended December 31,
                                         1999                 1998
                                         ----                 ----
Revenues                           $    459,482          $   410,061
Operating expenses                      439,989              412,383
Net income (loss)                        10,214               (2,587)
Earnings per share - Basic         $       1.28          $     (0.38)

4.   Equity Transactions

On May 8, 1998, the Predecessor sold 80% of its 100% interest in HOME Real Estate Holdings, Inc. (formerly Home Real Estate Company), valued at $3 million, to its minority shareholders. In addition, 64,692 shares of common stock of the Predecessor, held by the minority shareholders, and valued at $700,000, were exchanged for the remaining 20% of HOME Real Estate Holdings, Inc. The proceeds from the sale of the 80% interest were received by the Predecessor's parent company and are reflected as a dividend in the statement of changes in stockholders' equity. The sale of HOME Real Estate Holdings, Inc. by the Predecessor was at book value and therefore no gain or loss on the sale was recorded.

In 1998, the acquisitions were partially funded through the issuance of 10,000 shares (6,778,700 after giving effect to exchange of shares) of MidAmerican Realty's common stock to its parent, valued at approximately $29 million. Additional financing was provided through a $9 million capital contribution from MidAmerican Holdings, the issuance of private placement notes and a revolving credit facility provided by third party lenders.

On August 8, 1999, an aggregate of 2,149 shares of common stock of MidAmerican Realty were issued in connection with the acquisition of Paul Semonin Realtors at a purchase price of $3,955.90 per share. The per share value was based on MidAmerican Realty's estimated June 30, 1999 book value, based on preliminary financial results, which is equivalent to a purchase price of $5.84 per share (1,456,742 shares) of HomeServices stock after giving effect to the exchange of
677.87 shares of HomeServices common stock for each share of MidAmerican Realty's common stock in the merger described in Note 1.

On October 14, 1999, the Company completed its initial public offering in which it sold 2,187,500 newly issued shares of common stock and its majority shareholder, MidAmerican Holdings, sold 1,062,500 shares. Net proceeds to the Company were approximately $27.1 million.

On October 14, 1999, each director of HomeServices received, as compensation for agreeing to serve as a director, fully vested options to purchase 50,000 shares of common stock at an exercise price equal to $5.89. The exercise price represents the book value of the common stock on June 30, 1999, after giving effect to the issuance of approximately 677.87 shares of HomeServices' common stock in exchange for each share of common stock of MidAmerican Realty, in the merger of HomeServices and MidAmerican Realty on October 7, 1999. HomeServices recorded a one-time non-cash after tax charge against income of approximately $2.2 million ($3.6 million pre-tax) related to these options.

5.   Sale-Leaseback Transactions

The Company is party to sale-leaseback transactions from certain brokerage offices. The leases are classified as operating leases, and gains realized on the sales transactions were deferred and are being credited to income as occupancy expense adjustments over the lease terms. At December 31, 1999 and 1998, deferred income related to these transactions was $23,000 and $14,000, respectively.

6.   Other Current Assets

Other current assets consisted of the following (dollars in thousands):
                                        As of December 31,
                                     1999                1998
                                     ----                ----
Receivables from affiliates           $12                 $69
Prepaid assets                      1,577               1,103
Other                               1,647                 971
                                    -----                 ---
                                   $3,236              $2,143
                                   ======              ======

7.  Office Property and Equipment

Office property and equipment consisted of the following (dollars in thousands):

                                       As of December 31,
                                     1999              1998
                                     ----              ----
Land                                $1,561              $ 219
Buildings                            6,814              3,929
Furniture and equipment             21,976             13,914
                                    ------             ------
                                    30,351             18,062
Less accumulated depreciation        7,408              2,609
                                     -----              -----
                                   $22,943            $15,453
                                   =======            =======

Depreciation  expense for the Company in 1999 and 1998  totaled  $5,373,000  and
$2,609,000  while  the  Predecessor   charged   $1,488,000  against  income  for
depreciation through May 27, 1998.

The Company rents office space for its various brokerage offices. Future minimum rental payments under noncancelable operating leases at December 31, 1999, were as follows (dollars in thousands):

             To Related Parties       To Third Parties           Total

   2000            $1,162                 $13,529               $14,691
   2001             1,186                  11,158                12,344
   2002             1,153                   9,192                10,345
   2003             1,074                   7,025                 8,099
   2004               620                   4,707                 5,327
   Thereafter       2,051                   9,978                12,029
                    -----                   -----                ------
                   $7,246                 $55,589               $62,835
                   ======                 =======               =======

8.   Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

                                         As of December 31,

                                       1999               1998
                                       ----               ----
Goodwill                            $109,400            $74,738
Non-compete agreements                 1,503              1,350
Other intangibles                        729                602
                                    --------            -------
                                     111,632             76,690
Less accumulated amortization          4,926              1,568
                                    --------            -------
                                    $106,706            $75,122
                                    ========            =======

The Company amortized $3,508,000 and $1,568,000 in 1999 and 1998, respectively while the Predecessor recorded amortization of $805,000 for intangible assets through May 27, 1998.

9.       Investments in Non-Consolidated Entities

Condensed unaudited financial information for entities accounted for under the equity method is as follows (dollars in thousands):

                                 As of December 31,
                               1999               1998
                               ----               ----
Current assets                $1,094              $984
Total assets                   2,008             1,633
Current liabilities               61               364
Total liabilities                 61               364


                                        Company                Predecessor
                        -----------------------------------  -------------------
                         Year Ended   May 28, 1998            January 1, 1998
                       December 31,     Through                   through
                            1999   December 31, 1998            May 27, 1998
                        -----------  ---------------            ------------
Total revenues            $13,318       $1,701                        $ -
Operating expenses         11,592        1,142                          -
Net income                 $3,358        $ 521                        $ -
                           ======        =====                        ===

Net earnings in entities accounted for under the equity method were $1,672,000 and $260,000 for the years ended December 31, 1999 and the period ended December 31, 1998 and $0 for the Predecessor.

10.       Long-term Debt
                                             As of December 31,
                                          1999               1998
(dollars in thousands)                    ----               ----
7.12% Private placement notes           $35,000             $35,000
Revolving credit facility                11,000              25,000
Other                                     2,817               1,445
                                         ------              ------
                                         48,817              61,445
Less current portion                        707               3,436
                                        -------             -------
                                        $48,110             $58,009
                                        =======             =======
7.12% Private Placement Notes

In November 1998, the Company issued $35 million of 7.12% fixed rate private placement senior notes due in annual increments of $5 million beginning in 2004. Interest is due semi-annually on May 1 and November 1 of each year.

Revolving Credit Facility

In November 1998, the Company obtained a $25 million, 5-year credit facility of which the Company had drawn down the entire amount as of December 31, 1998. The credit availability declined $1.5 million every six months for five years, and a commitment fee of 0.3% was charged on any unused portion of the facility. The credit agreement had a variable interest rate (LIBOR) plus a credit spread based on certain financial ratios.

On September 20, 1999, the Company entered into a new $75 million senior secured revolving credit agreement which replaced the then existing $25 million revolving credit facility. The senior secured revolving credit agreement has a term of three years and is secured by a pledge of the capital stock of all of the existing and future subsidiaries of the Company. Amounts outstanding under this revolving credit facility bear interest, at the Company's option, at either the prime lending rate or LIBOR plus a fixed spread of 1.25% to 2.50% which varies based on the Company's cash flow leverage ratio. As of December 31, 1999, the blended average interest rate on the revolving credit facility borrowings was 8.1%.

During 1998, the Company entered into a three year interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its 5-year credit facility. At December 31, 1998, the Company had outstanding one interest rate swap agreement with a financial institution having a total notional principal amount of $12.5 million. This agreement effectively changes the Company's interest rate exposure on $12.5 million of its floating credit facility to a fixed 6.3%. Interest rate swaps are subject to market risk as interest rates fluctuate. In the event that interest rates would rise above the fixed rate, the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparty. At December 31, 1999 and 1998, respectively, the fair value of this swap agreement was $346,000 and $10,000 using the cash termination value.

The private placement notes and credit facility agreement contain various financial covenants, including among other things, a minimum net worth of $25 million plus 25% of consolidated net earnings, maintenance of certain operating ratios, 75% dividend payment restriction, and maximum allowable indebtedness to net worth of 65% to 35%.

Aggregate maturities of notes payable for the next five years and thereafter are as follows (dollars in thousands):

              2000                       $ 707
              2001                         730
              2002                      11,694
              2003                         482
              2004                       5,084
              Thereafter                30,120
                                        ------
                                       $48,817

In May 1998, HomeServices entered into a revolving credit agreement with MidAmerican Holdings to borrow funds from time to time, primarily to support acquisitions. As of December 31, 1999 and 1998, there were no borrowings under this agreement. The interest rate on borrowings is equal to the 30-day LIBOR rate (5.8% on December 31, 1999) plus 1%. On June 24, 1999 the revolving credit agreement with MidAmerican Holdings was amended to reduce MidAmerican Holdings total commitment and Company's borrowing capacity thereunder from $100 million to $10 million.

11.       Income Taxes
                                       Company                      Predecessor
                           --------------------------------  -------------------
                                              May 28, 1998     January 1, 1998
(dollars in thousands)       Year Ended          Through           Through
                        December 31, 1999  December 31, 1998    May 27, 1998
                           --------------  -----------------    ---------------
Current                     $6,540             $ (23)               $1,585
Deferred                    (515)             (2,224)                   79
                            -------           -------                   --
Total expense (benefit)     $6,025           $(2,247)               $1,664
                            ======           ========               ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liabilities were as follows (dollars in thousands):

                                             As of December 31,

                                            1999               1998
                                            ----               ----
Deferred tax assets related to:
Employee benefits                         $3,218              $2,275
Directors options                          1,479                   -
Bad debt reserves                          1,141                 334
Self-insurance reserves                      356                 377
Unrealized losses                            138                   -
NOL carryforward                               -               1,888
Other                                        431                 170
                                             ---                 ---
  Total deferred tax assets               $6,763              $5,044
                                          ------              ------

Deferred tax liabilities related to:
Intangibles                               $3,669              $2,824
Depreciable property                           -                  72
Other                                        415                   -
                                             ---               -----
  Total deferred tax liabilities           4,084               2,896
                                           -----               -----
  Net deferred tax asset                  $2,679              $2,148
                                          ======              ======

The following table is a reconciliation between the effective income tax rate and statutory federal income tax rate for the year ended December 31, 1999 and period ended December 31, 1998:

                                                 Company           Predecessor
                                     ---------------------------  --------------
                                                                    January 1,
                                                     May 28, 1998     1998
                                     Year Ended         Through      Through
                                December 31, 1999 December 31, 1998 May 27, 1998
                                ----------------- ----------------- ------------
Statutory federal income tax rate       35.0%          35.0%             35.0%
State income tax, net of federal income
tax benefit                              8.5            5.4               7.0
Amortization of acquisition costs        0.3            0.3                 -
Other                                    0.3           (1.1)              4.0
                                         ---           -----             -----
Effective federal and state income tax
rate                                    44.1%          39.6%             46.0%
                                        =====          =====             =====

The Company is required to establish a "valuation allowance" for any portion of the deferred tax assets that management believes will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income. Based upon the levels of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets and, therefore, no such valuation allowance has been established.

12.      Benefit Plans

The Company maintains various defined contribution salary deferral plans covering substantially all employees under section 401(k) of the Internal Revenue Code. The plans allow for matching and employer contributions not to exceed the maximum allowable for tax purposes. The Company match ranges from 50 to 125 percent of the employee contribution for the first 4 to 6 percent of the employee's annual compensation depending upon the specific plan. Additionally, one plan provides for a Company contribution equal to a percentage of annual compensation for each active, eligible employee on December 31 of each year. Two other plans provide for additional Company contributions at the discretion of the Company. For the periods ended December 31, 1999 and 1998, the Company recognized expense of $1.3 million and $1.2 million for the plans, respectively while the Predecessor recognized expense of $100,000 through May 27, 1998.

Post-Retirement Benefits Other Than Pensions

The Company offered a post-retirement benefit plan, which provided certain eligible participants with medical, dental and life insurance benefits. The plan was terminated effective January 1, 1999. The plan was unfunded, and the benefits were generally based on a combination of age and years of service at retirement. The plan provided no vesting rights for participants. Upon termination of the plan, there was one retiree collecting benefits. The medical and dental insurance plan was contributory, with retirees' contributions adjusted annually, and contained other cost sharing features such as a deductible limit and coinsurance. The life insurance plan was reduced by 4 percent each month on a straight-line basis, upon retirement of the participant, to a $10,000 minimum level. At December 31, 1998, the Company had accrued $467,000 related to this plan. The Company had net post-retirement plan expense of $59,000 for the period from May 28, 1998 to December 31, 1998, while the Predecessor recognized an expense of $55,000 through May 27, 1998.

Deferred Compensation Plan

Two subsidiaries of the Company provide a nonqualified deferred compensation plan for certain sales agents. Under one plan, adopted in 1985 by a prior owner, the board of directors of the subsidiary determines annually which agents shall be entitled to participate, the benefit amount (based upon a percentage of annual commissions paid to the participants) and the benefit payment date. The plan is not funded. At December 31, 1999, the Company had accrued approximately $5.1 million for estimated future payments to qualifying sales agents and incurred expenses of $922,000 for the sales agents' deferred compensation plan. At December 31, 1998, the Company had accrued approximately $4.7 million for estimated future payments to qualifying sales agents. For 1998, the Company incurred expenses of $969,000 for the sales agents' deferred compensation plan, while the predecessor recognized expenses of $136,000 for this plan.

The second plan, adopted in 1994 by a prior owner, provides for a benefit based on profits generated by participating agents. Benefits are payable after ten years of continuous licensed contract with the subsidiary. At December 31, 1999, the Company had accrued $1.1 million for estimated future payments to qualifying sales agents and incurred expenses of $215,000 for the sales agents' deferred compensation plan. The Company holds U.S. Treasury Strips (principal only) to fund this obligation. At December 31, 1998, the Company had accrued $851,000 for estimated future payments to qualifying sales agents. For 1998, the Company incurred expenses of $200,000 for the sales agents' deferred compensation plan.

13.       Related-Party Transactions

Related parties consist of entities associated by common ownership or controlled by officers or directors of the Company. The Company had the following balances and transactions with related parties during the year ended December 31, 1999 and 1998 (dollars in thousands):

                                          Company            Predecessor
                                                May 28, 1998 January 1, 1998
                                  Year Ended      Through       Through
                                  December 31, December 31,   May 27, 1998
                                       1999         1998
                                   -----------------------   ---------------
Assets:
  Advances receivable              $       12   $       69    $        -
                                   ==========   ==========    ==========

Liabilities:
  Accounts Payable                 $    1,042   $      354    $        -
  Accrued Expenses                          -           13             -
                                   ----------   ----------    ----------
                                   $    1,042   $      367    $        -
                                   ==========   ==========    ==========
Stockholders' Equity:
  Notes receivable for shares sold $      651   $      896    $        -
                                   ==========   ==========    ==========
Revenues:
  Title fees                       $        -   $        -    $      387
  Other                                     -            -            11
                                   ----------   ----------    ----------
                                   $        -   $        -    $      398
                                   ==========   ==========    ==========
Expenses:
  Occupancy                        $      821   $      913    $      292
  Corporate allocations                 1,656        1,552           359
                                   ----------   ----------    ----------
                                   $    2,477   $    2,465    $      651
                                   ==========   ==========    ==========
Other income (expenses):
  Interest income                  $        -   $       64    $       25
  Interest expense                 $      (58)  $   (1,246)   $     (485)
                                   -----------  -----------   -----------
                                   $      (58)  $   (1,182)   $     (460)
                                   ===========  ===========   ===========

Certain officers and employees of the Company were issued shares of common stock in the Company upon its formation, with a corresponding receivable recorded for the fair value of the stock. The value of the 500 issued shares and corresponding receivables was $1.5 million. The shares carry the same dividend and voting rights as the shares held by the Parent. The officers and employees held a 5% ownership interest as of December 31, 1998.

As certain performance levels are achieved over a five-year period, a portion of the receivable balance is forgiven and considered compensation to the officers and employees. In 1999 and 1998, the amount accrued to the allowance for estimated forgiveness and expensed as compensation was $245,000 and $629,000, respectively. The balance of the notes receivable at December 31, 1999 and 1998 was $651,000 and $896,000, respectively. The Company charges interest on the outstanding receivable balance at a rate equal to its average annual borrowing rate (6.87% at December 31, 1999). Interest income recorded on the notes was $110,000 and $64,000 in 1999 and 1998, respectively.

In 1998 and through October 31, 1999, the Company was charged for direct costs incurred by MidAmerican Holdings on its behalf for legal, accounting, cash management and human resource services. MidAmerican Holdings also allocated indirect costs for corporate overhead such as executive costs, director's fees, and MidAmerican Holdings interest. MidAmerican Holdings allocated indirect costs to its subsidiaries based on their individual total assets and payroll. Management believes this method for allocating indirect cost is reasonable, and the costs reasonably approximate those costs that would have been incurred on a stand-alone basis.

Beginning November 1, 1999, the Company is charged $50,000 per month for costs incurred by MidAmerican Holdings on its behalf for legal, accounting, cash management and human resource services.

The officers of several subsidiaries of the Company are members of the Board of Directors of banks that hold investments of the Company.

The officers of several subsidiaries of the Company are owners of buildings within which the Company leases office space. The future lease obligations to these related parties are disclosed further in Note 7.

14.       Investment Securities

The investment securities held at December 31, 1999 were (dollars in thousands):

                                            Gross         Gross
                            Amortized     Unrealized    Unrealized       Fair
                               Cost         Gains         Losses         Value

Available-for-sale:
 Highwoods Properties Inc      $288             $-          ($24)         $264
                               ====             ==          =====         ====
Held-to-maturity:
U.S. Treasury Strips
   (principal only)            $418             $9           $ -          $427
Agency obligation               526              4             -           530
                                ---            ---           ---           ---
                               $944            $13           $ -          $957
                               ====            ===          ====           ===

The investment securities held at December 31, 1998 were (dollars in thousands):

                                               Gross      Gross
                              Amortized     Unrealized  Unrealized   Fair
                                 Cost          Gains      Losses    Value

Available-for-sale:
 Highwoods Properties Inc.       $288            $ 9        $ -      $297
                                 ====            ===        ===      ====
Held-to-maturity:
U.S. Treasury Strips
   (principal only)              $364            $90        $ -      $454
Agency obligation                 287             10          -       297
                                  ---           ----        ---      ----
                                 $651           $100        $ -      $751
                                 ====           ====        ===      ====


The maturities of held-to-maturity investment securities and their approximate fair value at December 31, 1999 were as follows (dollars in thousands):

                                              Amortized           Fair
                                                 Cost             Value
Due after five years through ten years         $ 944             $ 957

15.       Commitments and Contingencies

The Company is a party to a number of lawsuits, claims and assessments arising from the operations of its business. While the results of lawsuits or other matters against the Company cannot be predicted with certainty, management, in consultation with legal counsel, does not expect these matters to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

The J.C. Nichols Residential asset purchase agreement requires installment payments to be made based on certain profitability levels achieved. The payments are required 60 days after each close of calendar years 1999 and 2000. The maximum amount payable under the agreement is $500,000 per year. These payments will be recorded as additional costs of acquisition. For the year ended December 31, 1999, there was no obligation because certain profitability levels were not achieved.

The CBS Real Estate stock purchase agreement requires certain installment and retention payments be made after the closing date based on agent retention and profitability. A $250,000 payment was made in late 1998, with subsequent net payments of $200,000 made in early 1999. The required payments have been made and recorded as additional costs of acquisition.

The Long Realty stock purchase agreement also requires installment payments be made after the closing date, if certain profitability levels are achieved. These payments are required after the close of calendar year 1999 and 2000. The maximum amount payable under the agreement is $1.5 million per year. These payments will be recorded as additional costs of acquisition upon achieving such profitability levels.

The Champion Realty asset purchase agreement requires a payment to be made based on certain EBITDA levels achieved in the fiscal year ending December 31, 2000. These payments are required within 120 days after the close of the calendar year 2000. The maximum amount payable under the agreement is $400,000. These payments will be recorded as additional costs of acquisition.

16.       Stock-Based Compensation Plans

The Company has a stock option plan that provides for the granting of either incentive stock options or non-qualified stock options to key employees and non-employee members of the Company's Board of Directors. The Company may grant up to 3,000,000 stock options to its employees. The options granted under these plans are to purchase common stock at not less than fair-market value at the date of grant with the exception of the October 14, 1999 award of stock options to the Board of Directors. On October 14, 1999, each director of the Company received, as compensation, for agreeing to serve as a director, fully vested options to purchase 50,000 shares of common stock at an exercise price equal to $5.89. The exercise price represents the book value of the common stock on June 30, 1999, after giving effect to the issuance of approximately 677.87 shares of the Company's common stock in exchange for each share of common stock of MidAmerican Realty, in the merger of HomeServices and MidAmerican Realty on October 7, 1999. HomeServices recorded a one-time non-cash after tax charge against income of approximately $2.2 million ($3.6 million pre-tax) related to these options. Employee options vest either monthly over four years from the date of grant or in annual installments of 25% and they generally fully vest upon a change of control of the Company. The stock options expire ten years from date of grant.

Following is a summary of the employee stock options activity for 1999:

(Shares in thousands)                                        Weighted Average
                                      Options outstanding     Exercise Price

Balance at October 13, 1999                   -                     $  -
Options granted                           2,216                    13.36
Options exercised                             -                        -
Options canceled/forfeited                   25                    15.00
                                             --                   ------
Balance at December 31, 1999              2,191                   $13.34
                                          =====                   ======
Number of shares exercisable as of
December 31, 1999                           506                    $7.80
                                            ===                    =====

For the number of shares exercisable as of December 31, 1999, the range of exercise prices is $5.89 to $15.00. The weighted average remaining contractual life is 9.8 years.

The Company applies the intrinsic value based method of accounting for its stock-based employee compensation plans. If the fair value method had been applied, incremental non-cash compensation expense would have been $1.2 million in 1999. Net income and earnings per share would have been $6.9 million and $0.86 per share, respectively in 1999.

The fair value of options granted during 1999 was $6.98. The fair value for stock options was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.31%; expected dividend yield of 0%; expected option life of 5 years; and expected stock price volatility of 34.1%.

17.       Quarterly Financial Data (Unaudited)

Following is a summary of the Company's quarterly results of operations for the year ended December 31, 1999 and period from May 28, 1998 through December 31, 1998 (dollars in thousands except per share data). The Company was formed May 28, 1998. Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) is defined as net income (loss) before income taxes, interest and other income (expense), net, plus depreciation and amortization and amortization of pending real estate sales contracts.

                                                             Three Months Ended
                            ------------------- -------------------- --------------------- ---------------------
1999                                  March 31              June 30          September 30           December 31
----                                  --------              -------          ------------           -----------
Total revenues                       $64,685               $103,039              $123,373              $102,194
Operating expenses                    66,229                 91,816               114,414               104,027
EBITDA                                   437                 12,960                13,473                 1,904
Net income (loss)                     $(1,427)               $6,053                $4,865               $(1,839)
                                      ========               ======                ======                ========
Net income (loss) per
share: basic and diluted               $(0.21)              $   .89                 $0.62                $(0.19)
                                      ========                  ===                 =====                =======

                                             Three Months Ended
                                -------------------- ---------------------
1998                           May 28 - June 30   September 30   December 31
----                           ----------------   ------------   -----------
Total revenues                      $29,718          $81,337       $79,536
Operating expenses                   29,909            82,752       82,277
EBITDA                                5,153                          2,024
Net income (loss)                     $(253)         $(1,163)      $(2,018)
                                      ======         ========      ========
Net income (loss) per
share: basic and diluted            $ (0.04)         $ (0.17)      $ (0.30)
                                     =======          =======      =======

18.       Subsequent Event:

On January 12, 2000, the Company issued 1,500 shares of its Series A Non-Voting Convertible Preferred Stock (the "Preferred Stock") to U.S. Bancorp Piper Jaffray Inc. ("Piper Jaffray") in exchange for 1,500,000 shares of the Company's common stock. The exchange of Preferred Stock for common stock enables Piper Jaffray, which is an affiliate of U.S. Bancorp, to satisfy the Bank Holding Company Act of 1956 requirements that a bank holding company and its affiliates own less than 5% of the voting stock of a publicly traded corporation. Each share of Preferred Stock is convertible into 1,000 shares of common stock at any time at Piper Jaffray's option and is also subject to automatic conversion upon transfer by Piper Jaffray to any person that is not a bank holding company or an affiliate thereof and upon the liquidation of the Company. The Preferred Stock does not have any redemption preference or voting rights (except as required by law). The Preferred Stock has the same right to dividends as the common stock.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of HomeServices.Com Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 51 present fairly, in all material respects, the financial position of HomeServices.Com Inc. and its subsidiaries (the "Company") as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999, for the period from May 28, 1998 through December 31, 1998, and for the period from January 1, 1998 through May 27, 1998, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule appearing under Item 14(a)(2) on page 51 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company had no substantive operations prior to the acquisition of Iowa Realty Co., Inc. ("Iowa Realty") on May 27, 1998 and commenced operations on May 28, 1998. The results of operations, changes in stockholders' equity and comprehensive income, and cash flows of Iowa Realty from January 1, 1998 through its acquisition by the Company are presented in the consolidated financial statements and are designated as the "Predecessor".

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
January 25, 2000

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

                                    Part III.

Item 10.  Directors, Executive Officers and Key Employees.

The following table sets forth information concerning the executive officers, directors and key employees of HomeServices. Ages are as of March 31, 2000. There are no family relationships among any of HomeServices' executive officers, directors and key employees.

NAME                          AGE     POSITION

David L. Sokol(1)(2)          43      Chairman; Director
Ronald J. Peltier(1)          50      President and Chief Executive Officer;
Steven A. McArthur(1)(2)(3)   42      Senior Vice President, General Counsel
Dwayne J. Coben               41      Senior Vice President and Chief
Douglas R. Carey              41      Vice President, e-commerce
Jack W. Frost                 66      President and Chief Executive Officer
R. Michael Knapp              48      President and Chief Executive Officer
Arne M. Rovick                55      Vice Chairman and General Counsel of
Joseph J. Valenti             51      President and Chief Executive Officer
George E. Gans III            60      President and Chief Executive Officer
Stephen E. Quinlan            46      President and Chief Executive Officer
Christopher C. Coile          55      President and Chief Executive Officer
Gregory E. Abel               37      Director
Richard R. Jaros(1)(2)(3)     48      Director
W. David Scott(2)(3)          38      Director

(1) Member of the executive committee.
(2) Member of the compensation committee.
(3) Member of the audit committee.

The following sets forth biographical information of HomeServices' executive officers, directors and key employees:

David L. Sokol has been Chairman of HomeServices since its inception in July 1999. He has also been the Chairman of MidAmerican Energy Company since March 1999. Mr. Sokol has been Chairman of MidAmerican Holdings since May 1994 and Chief Executive Officer of MidAmerican Holdings since April 1993. He has been a director of MidAmerican Holdings since 1991 and served as President of MidAmerican Holdings from April 1993 to January 1995. Before his service with MidAmerican Holdings, Mr. Sokol held a variety of senior executive positions in the independent power industry.

Ronald J. Peltier has been President and Chief Executive Officer of HomeServices since its inception in July 1999. He was Chairman, President and Chief Executive Officer of Edina Realty from 1992 to May 1999. Mr. Peltier also serves as a director for the National Association of Realtors, a director for the RELO Network and is a founder and director for the Realty Alliance, a trade group consisting of the nation's leading brokers. Mr. Peltier joined Edina Realty in 1977, became General Sales Manager in 1983, and became Senior Vice President and General Manager in 1991, where he was responsible for all sales operations and long-range planning for Edina Realty.

Steven A. McArthur has been Senior Vice President, General Counsel, Secretary and a director of HomeServices since its inception in July 1999. He has been Senior Vice President, Mergers and Acquisitions of MidAmerican Holdings since March 1999 and had previously served as Executive Vice President and General Counsel of MidAmerican Holdings from February 1991 to March 1999. From 1988 to 1991, he was an attorney in the Corporate Finance Group at Shearman & Sterling in San Francisco. From 1984 to 1988, Mr. McArthur was an attorney in the Corporate Finance Group at Winthrop, Stimson, Putnam & Roberts in New York.

Dwayne J. Coben has been Senior Vice President and Chief Financial Officer of HomeServices since its inception in July 1999. He has also been the Vice President, Utility Development of MidAmerican Energy Company since April 1999. He was a Corporate Development Vice President from April 1998 to March 1998 and Director, Corporate Development from August 1997 to March 1998. Before joining MidAmerican Energy Company, Mr. Coben was Controller, Marketing and Customer Services for BC Hydro from December 1994 to August 1997, and held various business development management positions with BC Hydro from 1990 to 1994.

Douglas R. Carey has been Vice President of e-commerce since joining HomeServices in November 1999. Prior to joining HomeServices, Mr. Carey was an independent consultant serving in various leadership roles for technology companies. From 1992 to 1998, Mr. Carey was Director of Corporate Development for Circon Corporation, a then publicly held medical technology company. Mr. Carey holds an MBA from Stanford University and a BS with high distinction from the University of Minnesota and is a Certified Public Accountant and Certified Management Accountant.

Jack W. Frost has been a director of HomeServices since its inception in July 1999 and President and Chief Executive Officer of J.C. Nichols Residential since February 1, 1990. In 1978, he sold Hardin Stockton, a residential real estate brokerage firm, to Coldwell Banker and, five years later, became the Executive Vice President and National General Manager for Coldwell Banker Residential Group serving in that capacity until 1988. In 1990, Mr. Frost purchased the 75-year-old residential brokerage operation of the J.C. Nichols Company. Mr. Frost is a former Commissioner and Chairman of the Kansas Real Estate Commission.

R. Michael Knapp has been a director of HomeServices since its inception in July 1999 and President and Chief Executive Officer of Iowa Realty since 1991. Prior to 1991, Mr. Knapp held numerous positions at Iowa Realty including General Sales Manager of the residential division and Senior Vice President. Mr. Knapp is an active member of Pacesetters and the Vision Group, two organizations comprised of the top real estate brokers and owners from across the nation.

Arne M. Rovick has been Vice Chairman and General Counsel of Edina Financial Services, Inc. since 1986. His other positions at Edina Realty include Chief Administrative Officer, Senior Vice President and Secretary. Prior to such time, Mr. Rovick practiced law in Phoenix, Arizona with the firm of Evans, Kitchel and Jenckes, P.C. In 1986, Mr. Rovick returned to Minnesota as Vice President, General Counsel for Edina Realty.

Joseph J. Valenti has been President and Chief Executive Officer of CBSHOME since its formation in August 1998. He was licensed in the real estate business and worked as a sales associate and office manager from 1976 through 1985. In 1985, Mr. Valenti and two other individuals purchased Wurdeman of Omaha and he became President of the company. In 1987, Wurdeman of Omaha was merged with two other Omaha residential companies to form HOME Realty and he became President of that entity. Upon the acquisition of HOME Realty and CBS Realty by HomeServices, Mr. Valenti became the president of CBSHOME, the merged entity. Mr. Valenti is a past President of the Omaha Area Board of Realtors. He has also been a member and chairperson of multiple local and state realtor committees from 1979 to the present. Mr. Valenti is active in the Omaha Chamber of Commerce and several charities in the Omaha area.

George E. Gans III has been President and Chief Executive Officer of Paul Semonin Realtors since 1985. Mr. Gans also serves as a director for Realty Alliance and the National Association of Realtors, serves as a member of the Board of Governors for Norton Health Care and for the Norton Hospital Advisory Board and serves on the Advisory Board and Executive Committee for Bank One, Kentucky, NA. Mr. Gans joined Paul Semonin Realtors in 1973 as a sales associate, became an office manager in 1979 and Executive Vice President in 1984.

Stephen E. Quinlan has been President and Chief Executive Officer of Long Realty since August of 1994. From 1976 through 1994, Mr. Quinlan has held a variety of positions at Long Realty including Sales Associate in residential and commercial areas, Branch Manager, General Manager, and Designated Broker. Mr. Quinlan serves as a member of the Boards of Directors and/or Advisory Boards for Sotheby's International Realty, Cendant Mobility Services, Arizona Compass Bank and Southern Arizona Leadership Council. Mr. Quinlan is also Vice President of a local Realtor Association and a member of the Vision Group.

Chris C. Coile has been President and Chief Executive Officer of Champion Realty since its inception 1987. Prior to his role at Champion Realty, Mr. Coile was sole owner and Chief Executive Officer of Chris Coile & Associates from 1970 to 1980. In 1980, Chris Coile & Associates was acquired by Merrill Lynch Realty at which time Mr. Coile provided a leadership role including Regional President. Mr. Coile has a GRI, CRS, CRB designation and was a senior instructor for the Realtors National Marketing Institute.

Gregory E. Abel has been a director of HomeServices since its inception in July 1999. He has been Chief Executive Officer of MidAmerican Energy Company since March 1999. Mr. Abel held various executive positions at MidAmerican Holdings from 1992 to March 1999, including responsibility for engineering, construction, accounting and various administrative functions. He has been President and Chief Operating Officer of MidAmerican Holdings since March 1998. Mr. Abel is a
Chartered Accountant and from 1984 to 1992 was employed by Price Waterhouse in San Francisco, where he was responsible for clients in the energy industry.

Richard R. Jaros has been a director of HomeServices since its inception in July 1999. Mr. Jaros has also been a director of MidAmerican Holdings since March 1991. Mr. Jaros served as President and Chief Operating Officer of MidAmerican Holdings from January 8, 1992 to April 19, 1993 and as Chairman of the Board from April 19, 1993 to May 1994. Until July 1997, Mr. Jaros was Executive Vice President and Chief Financial Officer of Peter Kiewit Sons' Inc. and President of Kiewit Diversified Group, Inc., which is now Level 3 Communications. From 1990 until January 8, 1992, Mr. Jaros served as a Vice President of Peter Kiewit Sons' Inc. Mr. Jaros serves as a director of Commonwealth Telephone, RCN Corporation and Level 3.

W. David Scott has been a director of HomeServices since its inception in July 1999. Mr. Scott formed Magnum Resources, Inc., a commercial real estate investment and management company, in October 1994 and has served as its President and Chief Executive Officer since its inception. Before forming Magnum Resources, Mr. Scott worked for America First Companies, Cornerstone Banking Group and the Kiewit Companies. Mr. Scott has been a director of America First Mortgage Investments, Inc., a mortgage REIT, since 1998.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)      Financial Statements and Schedules

1.       Financial Statements

                           Consolidated Balance Sheets as of December 31, 1999 and 1998.

                           Consolidated Statements of Income for the year ended December 31, 1999, and the periods ended May 27, 1998 and December 31, 1998.

                           Consolidated Statements of Cash Flows for the year ended December 31, 1999 and the periods ended May 27, 1998 and December 31, 1998.

                           Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the year ended December 31, 1999 and the periods ended May 27, 1998 and December 31, 1998.

                           Notes to Consolidated Financial Statements.

                           Report of Independent Accountants

2.       Financial Statement Schedules

                           Schedules not included have been omitted because of the absence of the conditions under which they are required.

                           See Schedule II Valuation and Qualifying Accounts and Reserves

                                   Schedule II

                              HomeServices.Com Inc.

                 Valuation and Qualifying Accounts and Reserves

                                                                       Additions
                                                              ----------------------------
                                                Balance at     Charged to      Charged                   Balance at
                                                Beginning       costs and         to                        end of
(dollars in thousands)                          of period       expenses       reserves       Other         period
--------------------------------------------- --------------- -------------- ------------- ------------- -------------
Year ended December 31, 1999
Allowance for doubtful trade accounts         $       1,346    $    87        $   (106)    $             $     1,332
Period ended December 31, 1998
Allowance for doubtful trade accounts         $                $    27       $             $             $     1,346
--------------------------------------------- --------------- -------------- ------------- ------------- -------------

         (b)      Reports on Form 8-K

                  Not applicable.

         (c)      Exhibits

                  The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

         (d) Financial statements required by Regulations S-X, which are excluded from the Annual Report by Rule 14a-3(b).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Edina State of Minnesota, on this 29 day of March, 2000.

                                         HOMESERVICES.COM INC.
                                         By:        /s/ Ronald J. Peltier*
                                         ---------------------------------
                                         Ronald J. Peltier
                                         President, Chief Executive Officer
                                         and Director

                            *By: /s/ Dwayne J. Coben
                             Dwayne J. Coben
                             Attorney-in-Fact

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                                                  Date

/s/  Ronald J. Peltier*                                      March 29, 2000
----------------------
Ronald J. Peltier
President, Chief Executive Officer and
Director

/s/  Dwayne J. Coben*                                        March 29, 2000
---------------------
Dwayne J. Coben
Senior Vice President and
Chief Financial Officer

/s/  Jack W. Frost*                                          March 29, 2000
--------------------
Jack W. Frost
Director

/s/   R. Michael Knapp*                                      March 29, 2000
----------------------
R. Michael Knapp
Director

/s/  Steven A. McArthur*                                     March 29, 2000
-----------------------
Steven A. McArthur
Director

/s/   Gregory E. Abel*                                       March 29, 2000
---------------------
Gregory E. Abel
Director

/s/    W. David Scott*                                       March 29, 2000
---------------------
W. David Scott
Director

*By:  /s/  Dwayne J. Coben                                   March 29, 2000
      --------------------
Dwayne J. Coben
Attorney-in-Fact

                                  EXHIBIT INDEX

3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of of Amendment No. 3 to the Company's Registration Statement on Form S-1, dated July 16, 1999).

3.2 Amended and Restated Certificate of Incorporation of HomeServices.Com Inc. (incorporated by reference to Exhibit 3.3 of Amendment No. 3 to the Company's Registration Statement on Form S-1, dated September 13,
         1999).

3.3      Amended and Restated Bylaws of HomeServices.Com  Inc.  (incorporated by
         reference  to  Exhibit  3.4  of  Amendment   No.  3  to  the  Company's
         Registration Statement on Form S-1, dated September 13, 1999).

4.1      Specimen of Common  Stock  Certificate  (incorporated  by  reference to
         Exhibit 4.1 of Amendment No. 3 to the Company's Registration Statement on Form S-1, dated September 13, 1999).

4.2 Form of Rights Agreement (incorporated by reference to Exhibit 4.2 of Amendment No. 3 to the Company's Registration Statement on Form S-1, dated September 13, 1999).

10.1 Credit Agreement, dated as of November 12, 1998, between MidAmerican Realty Services Company and LaSalle National Bank (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, dated July 16, 1999).

10.2 Note Purchase Agreement dated as of November 1, 1998 between MidAmerican Realty Services Company and the purchasers listed in Schedule A thereto (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1, dated July 16, 1999).

10.3     Form of Registration  Rights  Agreement  (incorporated  by reference to
         Exhibit 10.3 of Amendment No. 3 to the Company's Registration Statement on Form S-1, dated September 13, 1999).

10.4 Form of Services Agreement (incorporated by reference to Exhibit 10.4 of Amendment No. 3 to the Company's Registration Statement on Form S-1, dated September 13, 1999).

10.5 Form of Stock Option Plan (incorporated by reference to Exhibit 10.5 of Amendment No. 5 to the Company's Registration Statement on Form S-1, dated October 6, 1999).

10.6 Senior, Secured Revolving Credit Agreement by and between MidAmerican Realty Services Company, as borrower, and LaSalle Bank National Association, as a lender and administrative agent and U.S. Bank National Association, as a lender and co-agent, and Bank of America, N.A. as a lender, dated as of September 20, 1999 (incorporated by reference to Exhibit 10.6 of Amendment No. 5 to the Company's Registration Statement on Form S-1, dated October 6, 1999).

10.7 Employment Agreement dated as of May 27, 1998 between MidAmerican Realty Services Company and Ronald J. Peltier (incorporated by reference to Exhibit 10.7 of Amendment No. 3 to the Company's Registration Statement on Form S-1, dated September 13, 1999).

10.8 Employment Agreement, dated as of September 1, 1998, between J.C. Nichols Residential, Inc. and Jack W. Frost (incorporated by reference to Exhibit 10.9 of Amendment No. 3 to the Company's Registration Statement on Form S-1, dated September 13, 1999).

10.9 Employment Agreement, dated as of May 27, 1998, between MidAmerican Realty Services Company and Arne Rovick (incorporated by reference to
         Exhibit 10.10 of Amendment No. 3 to the Company's Registration Statement on Form S-1, dated September 13, 1999).

10.10 Employment Agreement, dated as of August 18, 1998, between Home Real Estate Company of Omaha and Joseph J. Valenti (incorporated by reference to Exhibit 10.11 of Amendment No. 3 to the Company's Registration Statement on Form S-1, dated September 13, 1999).

10.11 Employment Agreement, dated as of May 27, 1998, between MidAmerican Realty Services Company and R. Michael Knapp (incorporated by reference to Exhibit 10.12 of Amendment No. 3 to the Company's Registration Statement on Form S-1, dated September 13, 1999).

10.12    Form of Tax Indemnity Agreement.

21.0     Subsidiaries of Registrant.

24.0     Power of Attorney.

27.0     Financial Data Schedule.