Form 10-Q
period 2000-03-31
HOMESERVICES COM INC
filed 2000-05-12
CIK 1090445

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000
                           Commission File No. 1-9874

                              HomeServices.Com Inc.

             (Exact name of registrant as specified in its charter)

                   Delaware                              41-1945806
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)

6800 France Ave. South, Suite 600, Edina, Minnesota                 55435
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

                                  Yes X          No_____

         8,922,942 shares of Common Stock were outstanding on May 10, 2000.

                                TABLE OF CONTENTS

Part I                                                                         3
   Item 1. Financial Statements............................................... 3
   Consolidated Balance Sheets................................................ 3
   Consolidated Statements of Income.......................................... 4
   Consolidated Statements of Cash Flows...................................... 5
   Notes to Consolidated Financial Statements................................. 6
   Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations............................. 8

Part II                                                                       11
   Item 1. Legal Proceedings..................................................11
   Item 2. Changes in Securities and Use of Proceeds..........................11
   Item 3. Defaults upon Senior Securities....................................11
   Item 4. Submission of Matters to a Vote of Security Holders................11
   Item 5. Other Information..................................................11
   Item 6.  Exhibits and Reports on Form 8-K..................................11

    Signatures................................................................12

    Exhibit Index.............................................................13

                                    Part I

Item 1. Financial Statements.

                              HOMESERVICES.COM INC.
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                                                                  As of
                                                                                  -------------------------------------
                                                                                    March 31,            December 31,
                                                                                      2000                   1999
                                                                                  --------------        ---------------
  Assets                                                                           (Unaudited)
  Current Assets:
  Cash and cash equivalents                                                        $   6,914            $   10,318
  Commissions and other trade receivables, net of allowance of $1,198 and $1,332      10,688                 7,077
  Mortgage loans held for sale                                                         3,177                 2,974
  Pending real estate sales contracts                                                      -                   673
  Cash held in trust                                                                  13,088                 6,549
  Income taxes receivable                                                              1,107                   534
  Deferred income taxes                                                                1,559                 1,571
  Other current assets                                                                 3,210                 3,236
                                                                                   ---------            ----------
       Total current assets                                                           39,663                32,932
                                                                                   ---------            ----------
  Other Assets:
  Office property and equipment, net                                                  23,280                22,943
  Intangible assets, net                                                             105,709               106,706
  Other assets                                                                         3,624                 4,077
                                                                                   ---------            ----------
       Total other assets                                                            132,613               133,726
                                                                                   ---------            ----------
  Total Assets                                                                     $ 172,276               166,658
                                                                                   =========            ==========
  Liabilities and Stockholders' Equity
  Current Liabilities:
  Accounts and commissions payable                                                 $   7,179            $    7,172
  Accrued expenses                                                                    10,873                12,668
  Payable to affiliates                                                                  106                 1,042
  Cash held in trust                                                                  13,008                 6,549
  Current portion of long-term debt                                                      698                   707
  Other current liabilities                                                            1,409                   862
                                                                                   ---------            ----------
       Total current liabilities                                                      33,273                29,000
                                                                                   ---------            ----------
  Other Liabilities:
  Long-term debt                                                                      53,014                48,110
  Agent profit-sharing                                                                 6,020                 6,282
  Other noncurrent liabilities                                                           152                   914
                                                                                   ---------            ----------
       Total other liabilities                                                        59,186                55,306
                                                                                   ---------            ----------
       Total liabilities                                                              92,459                84,306
                                                                                   ---------            ----------
  Commitments and contingencies (Note 4)

  Stockholders' Equity:
  Convertible preferred stock, $0.01 par value, 2,000,000 shares authorized;
    1,500 and 0 shares issued and outstanding at March 31, 2000 and December
    31, 1999, respectively                                                                 -                     -

  Common stock, $0.01 par value, 38,000,000 shares authorized; 8,922,942 and
    10,422,942 shares issued and outstanding at March 31, 2000 and
    December 31, 1999, respectively                                                       89                   104
  Additional paid-in capital                                                          78,720                78,705
  Notes receivable                                                                      (555)                 (651)
  Accumulated other comprehensive (loss)                                                 (24)                  (24)
  Retained earnings                                                                    1,587                 4,218
                                                                                   ---------            ----------
       Total stockholders' equity                                                     79,817                82,352
                                                                                   ---------            ----------
  Total Liabilities and Stockholders' Equity                                       $ 172,276               166,658
                                                                                   =========            ==========

   The accompanying notes are an integral part of these financial statements.

                              HOMESERVICES.COM INC.
                        Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                          Three Months Ended March 31,
                                        --------------------------------
                                            2000                1999
                                        --------------------------------

Revenues:
Commission revenue                      $   79,548      $       56,566
Title fees                                   3,999               4,269
Other                                        4,105               3,850
                                        ----------      --------------
Total Revenues                              87,652              64,685
                                        ----------      --------------
Operating expenses:
Commission expense                          55,218              39,107
Salaries and employee benefits              15,989              11,664
Occupancy                                    5,958               4,516
Business promotion and advertising           4,616               2,750
Other operating expenses                     6,177               6,211
Amortization of pending real estate
  sales contracts                              665                   -
Depreciation and amortization                2,735               1,981
                                        ----------      --------------
Total operating expenses                    91,358              66,229
                                        ----------      --------------
Other income (expense):
Interest income                                253                 254
Interest expense                              (969)             (1,064)
                                        ----------      --------------
Total other income (expense), net             (716)               (810)
                                        ----------      --------------

Loss before income taxes                    (4,422)             (2,354)

Income tax benefit                          (1,791)               (927)
                                        -----------      --------------
Net loss                                $   (2,631)      $      (1,427)
                                        ===========      ==============
Net loss per share - basic and diluted  $    (0.28)      $       (0.21)
                                        ===========      ==============
Weighted average shares outstanding -
        Basic                                 9,298               6,779
                                        ===========      ==============
Weighted average shares outstanding -
        Diluted                               9,298               6,779
                                        ===========      ==============

   The accompanying notes are an integral part of these financial statements.

                              HOMESERVICES.COM INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                                   Three Months Ended March 31,
                                                                                            ------------------------------------
                                                                                                  2000                 1999
                                                                                            -----------------    ---------------
Cash flows provided by (used in) operating activities:

Net loss                                                                                     $      (2,631)       $       (1,427)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                                    2,735                 1,981
    Amortization of pending real estate sales contracts                                                665                     -
    Earnings from equity method investments                                                           (161)                    -
    Loss (gain) on sale or disposal of office property and equipment                                   363                    (2)
    Decrease in notes receivable                                                                        96                    14
    Provision for deferred income taxes                                                                328                  (797)
    Changes in assets and liabilities, net of effects from companies purchased:
        Commission and other trade receivables                                                      (3,611)               (4,072)
        Mortgage loans held for sale                                                                  (203)                7,973
        Income taxes receivable                                                                       (573)                1,003
        Payable to affiliates                                                                         (936)
        Agent profit-sharing                                                                          (262)                 (336)
        Accounts and commissions payable and accrued expenses                                       (1,788)               (2,108)
        Other assets and liabilities                                                                   (50)                  (45)
                                                                                             -------------         -------------
Net cash provided by (used in) operating activities                                                 (6,028)                2,184

Cash flows used in investing activities:

Purchase of companies, net of cash and cash equivalents acquired                                      (110)                 (800)
Purchases of office property and equipment                                                          (2,329)               (1,306)
Purchases of held-to-maturity securities                                                              (215)                 (197)
Other investing                                                                                        383                    80
                                                                                             -------------         -------------
Net cash used in investing activities                                                               (2,271)               (2,223)

Cash flows provided by (used in) financing activities:

Payments of long term debt                                                                            (105)                 (177)
Net change in revolving credit facility                                                              5,000                     -
                                                                                             -------------         -------------
Net cash provided by (used in) financing activities                                                  4,895                  (177)

Net decrease in cash and cash equivalents                                                           (3,404)                 (216)
Cash and cash equivalents at beginning of period                                                    10,318                 3,114
                                                                                             -------------         -------------
Cash and cash equivalents at end of period                                                   $       6,914         $       2,898
                                                                                             =============         =============


   The accompanying notes are an integral part of these financial statements.

HOMESERVICES.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General:

HomeServices.Com Inc. (the "Company" or "HomeServices") was formed on July 13, 1999, for the purpose of merging with MidAmerican Realty Services Company ("MidAmerican Realty"). On October 7, 1999, the Company merged with MidAmerican Realty. The accompanying financial statements include the financial position, results of operations and cash flows of HomeServices, MidAmerican Realty, and their wholly owned subsidiaries as if the Company was consolidated for all periods presented. Approximately 81.5% of the outstanding common stock of the Company (67% on a fully diluted basis) is currently owned by MidAmerican Energy Holdings Company ("MidAmerican Holdings").

In the opinion of management, the accompanying unaudited consolidated financial statements of HomeServices contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for periods presented are not necessarily indicative of the results to be expected for the full year.

2.       Comprehensive Loss:

Comprehensive  loss for the  three  months  ended  March  31,  2000 and 1999 was
$2,631,000 and $1,452,000, respectively. Comprehensive income (loss) differs from net income (loss) due to changes in the fair market value of available-for-sale investment securities.

3.    Earnings Per Share:

Diluted net loss per share excludes the impact of vested common stock options outstanding of 400,000 shares and the conversion of 1,500 shares of preferred stock to 1,500,000 shares of common stock, as they are anti-dilutive.

4.    Commitments and Contingencies:

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

The Long Realty stock purchase agreement also requires that installment payments be made after the closing date, if certain profitability levels are achieved. These payments are required after the close of calendar years 1999 and 2000. The maximum amount payable under the agreement is $1.5 million per year. These payments will be recorded as additional costs of acquisition upon achieving such profitability levels.

The Champion Realty asset purchase agreement requires a payment to be made based on certain EBITDA levels achieved in the fiscal year ending December 31, 2000. These payments are required within 120 days after the close of the calendar year 2000. The maximum amount payable under the agreement is $400,000. The payment will be recorded as additional costs of acquisition.

5.   Subsequent Event:

On April 14, 2000, MidAmerican Holdings purchased an additional 500,000 outstanding common shares in a block trade at the market price from U.S. Bancorp Piper Jaffray increasing its ownership to approximately 81.5% of HomeServices' outstanding common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Results of operations of the Company are significantly influenced by the timing of when entities are acquired. The results of operations reflect the revenues and expenses of each of the entities from their respective dates of acquisition.

The Company's real estate brokerage business is subject to seasonal fluctuations because more home sale transactions tend to close during the second and third quarters of the year. As a result, the Company's operating results and profitability are typically higher in the second and third quarters relative to the remainder of the year.

Results of Operations of HomeServices for the Three Months Ended March 31, 2000 and 1999

The following table presents selected consolidated financial data of the Company as of and for the periods ended March 31, 2000 and 1999 (in thousands except per share amounts).

                                                                  Three Months Ended March 31,
                                              ------------------------------------------------------------------------
                                                            2000                                  1999
                                              -----------------------------------    ---------------------------------
Statement of Income Data:
Commission revenue                            $          79,548          90.7%       $         56,566         87.4%
Title fees                                                3,999           4.6%                  4,269          6.6%
Other                                                     4,105           4.7%                  3,850          6.0%
                                              ----- --------------                   ----- -------------
Total revenues                                           87,652         100.0%                 64,685        100.0%
                                              ----- --------------                   ----- -------------

Commission expense                                       55,218          63.0%                 39,107         60.4%
Amortization of pending real estate
    sales contracts                                         665           0.8%                      -             -
Depreciation and amortization                             2,735           3.1%                  1,981          3.1%
All other operating expenses                             32,740          37.3%                 25,141         38.9%
                                              ----- --------------                   ----- -------------
Total operating expenses                                 91,358         104.2%                 66,229        102.4%
                                              ----- --------------                   ----- -------------

Other income (expense), net                               (716)         (0.8)%                  (810)        (1.2)%
                                              ----- --------------                   ----- -------------
Loss before income taxes                                (4,422)         (5.0)%                (2,354)        (3.6)%
Income tax benefit                                      (1,791)          2.0 %                  (927)         1.4 %
                                              ----- --------------                   ----- -------------
Net loss                                      $         (2,631)         (3.0)%       $        (1,427)        (2.2)%
                                              ===== ==============                   ===== =============
Net loss per share - basic and diluted
                                              $          (0.28)                      $         (0.21)
                                              ===== ==============                   ===== =============

Balance Sheet Data:
Cash and cash equivalents                     $           6,914                      $         10,318
Total assets                                  $         172,276                      $        166,658
Long-term debt including current portion
Stockholders' equity                          $          79,817                      $         82,352


Revenues. Total revenue for the three months ended March 31, 2000 was $87.7 million, an increase of $23.0 million or 35.5% compared to the same period in 1999. Total revenue from companies acquired after March 31, 1999 was $20.4 million in the three months ended March 31, 2000. Commission revenue for the three months ended March 31, 2000 was $79.5 million or 90.7% of total revenues, an increase of $23.0 million or 40.6% compared to the same period in 1999. Commission revenues from companies acquired after March 31, 1999 were $19.8 million in the three months ended March 31, 2000. Total closed transactions for the three months ended March 31, 2000 were 17,364, an increase of 4,011 or 30.0% primarily attributed to companies acquired after March 31, 1999. The average home sales price increased from $133,700 in the first quarter of 1999 to $151,900 in the first quarter of 2000, an increase of 13.6%. The combination of the increase in closed transactions and the higher average home sales price resulted in a 48% increase in closed transaction volume to $2.6 billion for the three months ended March 31, 2000 compared to the same period in 1999.

Title fees for the three months ended March 31, 2000 were $4.0 million or 4.6% of total revenues, a decrease of $0.3 million or 6.3% compared to the same period in 1999. The title fee decrease is primarily due to a decrease in title orders as a result of the decline in the refinance business, partially offset by an increase of $0.2 million attributed to companies acquired after March 31, 1999.

Other revenues for the three months ended March 31, 2000 were $4.1 million or 4.7% of total revenues, an increase of $0.3 million or 6.6% compared to the same period in 1999. The increase is primarily attributed to companies acquired after March 31, 1999.

Commission Expense. Commission expense from the real estate brokerage operations for the three months ended March 31, 2000 was $55.2 million, an increase of $16.1 million or 41.2% compared to the same period in 1999. The increase in commission expense is due to higher volume resulting from companies acquired after March 31, 1999 and paying a higher percentage of commission revenue to the agents due primarily to higher sales associate productivity. Commission expense as a percentage of commission revenue increased from 69.1% for the three months ended March 31, 1999 to 69.4% for the same period in 2000.

Amortization of Pending Real Estate Sales Contracts. Amortization of pending real estate sales contracts was $0.7 million for the three months ended March 31, 2000 due to the acquisition of Champion Realty in December 1999.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2000 was $2.7 million, excluding the amortization of pending real estate sales contracts, an increase of $0.8 million or 38.1% compared to the same period in 1999, primarily as a result of business acquisitions.

All Other Operating Expenses. All other operating expenses for the three months ended March 31, 2000 was $32.7 million, an increase of $7.6 million or 30.2% compared to the same period in 1999. The increase is primarily attributed to companies acquired after March 31, 1999 and to a lesser extent higher activity levels related to the e-commerce initiatives.

Other Income (Expense), Net. Other income (expense), net for the three months ended March 31, 2000 and 1999 consisted primarily of interest expense. Interest expense for the three months ended March 31, 2000 was $1.0 million, a decrease of $0.1 million or 8.9%. The decrease is attributed to lower borrowings under the revolving credit facility partially offset by a 1.0% increase in the blended average interest rate as compared to the same period in 1999.

Income Tax Benefit. The higher income tax benefit for the three months ended March 31, 2000 as compared to the same period in 1999 is primarily the result of the difference in loss before income tax benefit between the periods.

Net Loss. Net loss for the three months ended March 31, 2000 was $2.6 million, an increase of $1.2 million or 84.4% compared to the net loss for the same period in 1999.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the three months ended March 31, 2000 and 1999 was ($0.3) million and $0.4 million, respectively. EBITDA is defined as net income (loss) before income taxes, interest and other income (expense), net, plus depreciation and amortization including amortization of pending real estate sales contracts.

                                                   Three Months Ended March 31,
                                                  -----------------------------
(in thousands)                                         2000              1999
                                                  --------------  -------------
Net loss                                          $     (2,631)   $    (1,427)
Income tax benefit                                      (1,791)          (927)
Interest and other (income) expense, net                   716            810
                                                  --------------  -------------
Operating loss                                          (3,706)        (1,544)
Amortization of pending real estate sales contracts        665              -
Depreciation and amortization                            2,735          1,981
                                                  --------------  -------------
EBITDA                                            $       (306)   $       437
                                                  ==============  =============

Liquidity and Capital Resources

The Company's capital requirements consist primarily of working capital, capital expenditures and acquisitions. Historically, the Company has funded its working capital and capital expenditures using cash and cash equivalents on hand.
Acquisitions have historically been financed through borrowings under its revolving credit facility, the private placement of the 7.12% senior notes, loans from MidAmerican Holdings, capital contributions and cash on hand. The Company's cash and cash equivalents totaled $6.9 million and $2.9 million March 31, 2000 and 1999, respectively. On October 14, 1999, the Company closed the initial public offering of its common stock. Net proceeds to the Company from the offering were approximately $27.1 million.

The Company's cash provided by (used in) operating activities was ($6.0) million and $2.2 million for the three months ended March 31, 2000 and 1999, respectively. In first quarter 1999, cash flows from mortgage loans held for sale were positively impacted by the timing of the sale of 1998 mortgage loans delayed into 1999 due to increased mortgage volume and system conversions by major investors in December 1998.

The Company's cash used in investing activities was $2.3 million and $2.2 million for the three months ended March 31, 2000 and 1999, respectively. The Company's cash used in investing activities for the three months ended March 31, 2000 and 1999 were primarily attributable to the purchase of office property and equipment of $2.3 million and $1.3 million, respectively. In the first quarter 1999, the Company also had $0.8 million of acquisition payments as required in the original purchase agreements.

The Company's cash provided by (used in) financing activities was $4.9 million and ($0.2) million for the three months ended March 31, 2000 and 1999, respectively. The Company's cash provided by financing activities for the three months ended 2000 was primarily a result of advances under the revolving credit agreement.

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

Forward-looking Statements

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including operating uncertainty, acquisition uncertainty, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. Reference is made to all of the Company's SEC filings, including the Company's Report on Form 8-K dated March 17, 2000, incorporated herein by reference, for a description of certain risk factors. The Company assumes no responsibility to update forward-looking information contained herein.

                                     Part II

Item 1. Legal Proceedings.

In the ordinary course of business, HomeServices and its subsidiaries are involved in legal proceedings incidental to their operations. HomeServices and its subsidiaries are not currently involved in any legal proceedings that management believes would have a material adverse effect on the operations or financial condition of HomeServices and its subsidiaries taken as a whole.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Default on Senior Securities

         Not applicable

Item 4.  Submission of matters to a vote of Security Holders.

         Not applicable.

Item 5.  Other information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      See Exhibit Index.
(b) A current report and Form 8-K dated January 12, 2000 was filed relating to the Registrant issuing 1,500 shares of the Company's Series A Non-Voting Convertible Preferred Stock to U.S. Bancorp Piper Jaffray in exchange for 1,500,000 shares of the Registrant's common stock

         A current report and Form 8-K dated March 17, 2000 was filed relating to cautionary statements for Registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Edina, State of Minnesota, on this 15th day of May, 2000.

                                            HOMESERVICES.COM INC.

                                           By: /s/  Dwayne J. Coben
                                                    Dwayne J. Coben
                                                    Senior Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                                   Page
  No.                                                                      No.

  27              Financial Data Schedule                                  14