Form 10-Q/A
period 2000-03-31
HOMESERVICES COM INC
filed 2000-07-24
CIK 1090445

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

                                  Yes X        No_____

       8,922,942 shares of Common Stock were outstanding on May 11, 2000.

This form 10-Q/A, Amendment No. 1, is being filed to correct a clerical error on the Consolidated Balance Sheet reporting cash held in trust as of March 31, 2000.


                                TABLE OF CONTENTS

Part I                                                                        3
   Item 1. Financial Statements.............................................. 3
   Consolidated Balance Sheets............................................... 3
   Consolidated Statements of Income......................................... 4
   Consolidated Statements of Cash Flows..................................... 5
   Notes to Consolidated Financial Statements................................ 6
   Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations........................ 8

Part II                                                                      11
   Item 1. Legal Proceedings................................................ 11
   Item 2. Changes in Securities and Use of Proceeds........................ 11
   Item 3. Defaults upon Senior Securities.................................. 11
   Item 4. Submission of Matters to a Vote of Security Holders.............. 11
   Item 5. Other Information................................................ 11
   Item 6.  Exhibits and Reports on Form 8-K................................ 11

    Signatures.............................................................. 12

    Exhibit Index........................................................... 13

                                     Part I
Item 1. Financial Statements.
                              HOMESERVICES.COM INC.
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                                                                 As of
                                                                                      March 31,        December 31,
                                                                                        2000              1999
Assets                                                                               (Unaudited)
Current Assets:
Cash and cash equivalents                                                    $            6,914  $        10,318
Commissions and other trade receivables, net of allowance
  Of $1,198 and $1,332                                                                   10,688            7,077
Mortgage loans held for sale                                                              3,177            2,974
Pending real estate sales contracts                                                           -              673
Cash held in trust                                                                       13,008            6,549
Income taxes receivable                                                                   1,107              534
Deferred income taxes                                                                     1,559            1,571
Other current assets                                                                      3,210            3,236
     Total current assets                                                                39,663           32,932

  Other Assets:
  Office property and equipment, net                                                     23,280           22,943
  Intangible assets, net                                                                105,709          106,706
  Other assets                                                                            3,624            4,077
       Total other assets                                                               132,613          133,726

  Total Assets                                                                $         172,276    $     166,658

  Liabilities and Stockholders' Equity
  Current Liabilities:
  Accounts and commissions payable                                            $           7,179    $       7,172
  Accrued expenses                                                                       10,873           12,668
  Payable to affiliates                                                                     106            1,042
  Cash held in trust                                                                     13,008            6,549
  Current portion of long-term debt                                                         698              707
  Other current liabilities                                                               1,409              862
       Total current liabilities                                                         33,273           29,000

  Other Liabilities:
  Long-term debt                                                                         53,014           48,110
  Agent profit-sharing                                                                    6,020            6,282
  Other noncurrent liabilities                                                              152              914
       Total other liabilities                                                           59,186           55,306

       Total liabilities                                                                 92,459           84,306

  Commitments and contingencies (Note 4)

  Stockholders' Equity:
  Convertible preferred stock, $0.01 par value, 2,000,000 shares authorized; 1,500 and 0 shares issued and outstanding at
    March 31, 2000 and December 31, 1999, respectively                                       -                -
Common stock, $0.01 par value, 38,000,000 shares authorized;
    8,922,942 and 10,422,942 shares issued and outstanding at
    March 31, 2000 and December 31, 1999, respectively                                       89              104
  Additional paid-in capital                                                             78,720           78,705
  Notes receivable                                                                         (555)            (651)
  Accumulated other comprehensive (loss)                                                    (24)             (24)
  Retained earnings                                                                       1,587            4,218
       Total stockholders' equity                                                        79,817           82,352

  Total Liabilities and Stockholders' Equity                                  $         172,276     $    166,658

  The accompanying notes are an integral part of these financial statements.

                              HOMESERVICES.COM INC.
                        Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                                 --------------------    ------------------------
                                                                                          2000                      1999
                                                                                 --------------------    ------------------------
Revenues:
Commission revenue                                                               $       79,548          $         56,566
Title fees                                                                                3,999                     4,269
Other                                                                                     4,105                     3,850
                                                                                 --------------------    ------------------------

Total Revenues                                                                           87,652                    64,685
                                                                                 --------------------    ------------------------

Operating expenses:
Commission expense                                                                       55,218                    39,107
Salaries and employee benefits                                                           15,989                    11,664
Occupancy                                                                                 5,958                     4,516
Business promotion and advertising                                                        4,616                     2,750
Other operating expenses                                                                  6,177                     6,211
Amortization of pending real estate sales contracts                                         665                         -
Depreciation and amortization                                                             2,735                     1,981
                                                                                 --------------------    ------------------------
Total operating expenses                                                                 91,358                    66,229
                                                                                 --------------------    ------------------------

Other income (expense):
Interest income                                                                             253                       254
Interest expense                                                                           (969)                   (1,064)
                                                                                 --------------------    ------------------------
Total other income (expense), net                                                          (716)                     (810)
                                                                                 --------------------    ------------------------

Loss before income taxes                                                                 (4,422)                   (2,354)

Income tax benefit                                                                       (1,791)                     (927)
                                                                                 --------------------    ------------------------

Net loss                                                                         $       (2,631)         $         (1,427)
                                                                                 ====================    ========================

Net loss per share - basic and diluted                                           $        (0.28)         $          (0.21)
                                                                                 ====================    ========================

Weighted average shares outstanding - Basic                                               9,298                     6,779
                                                                                 ====================    ========================

Weighted average shares outstanding - Diluted                                             9,298                     6,779
                                                                                 ====================    ========================


   The accompanying notes are an integral part of these financial statements.

                              HOMESERVICES.COM INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                            Three Months Ended March 31,
                                                                                            -----------------    -----------------
                                                                                                  2000                 1999
                                                                                            -----------------    -----------------
Cash flows provided by (used in) operating activities:
Net loss                                                                                    $       (2,631)       $       (1,427)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                                    2,735                 1,981
    Amortization of pending real estate sales contracts                                                665
    Earnings from equity method investments                                                           (161)
    Loss (gain) on sale or disposal of office property and equipment                                   363                    (2)
    Decrease in notes receivable                                                                        96                    14
    Provision for deferred income taxes                                                                328                  (797)
    Changes in assets and liabilities, net of effects from companies purchased:
        Commission and other trade receivables                                                      (3,611)               (4,072)
        Mortgage loans held for sale                                                                  (203)                7,973
        Income taxes receivable                                                                       (573)                1,003
        Payable to affiliates                                                                         (936)
        Agent profit-sharing                                                                          (262)                 (336)
        Accounts and commissions payable and accrued expenses                                       (1,788)               (2,108)
        Other assets and liabilities                                                                   (50)                  (45)
                                                                                            --------------      ----------------
Net cash provided by (used in) operating activities                                                 (6,028)                2,184

Cash flows used in investing activities:
Purchase of companies, net of cash and cash equivalents acquired                                      (110)                 (800)
Purchases of office property and equipment                                                          (2,329)               (1,306)
Purchases of held-to-maturity securities                                                              (215)                 (197)
Other investing                                                                                        383                    80
                                                                                            --------------      ----------------
Net cash used in investing activities                                                               (2,271)               (2,223)

Cash flows provided by (used in) financing activities:
Payments of long term debt                                                                            (105)                 (177)
Net change in revolving credit facility                                                              5,000                     -
                                                                                            --------------      ----------------
Net cash provided by (used in) financing activities                                                  4,895                  (177)

Net decrease in cash and cash equivalents                                                           (3,404)                 (216)
Cash and cash equivalents at beginning of period                                                    10,318                 3,114
                                                                                            --------------      ----------------
Cash and cash equivalents at end of period                                                  $        6,914      $          2,898
                                                                                            ==============      ================


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

                                                                  Three Months Ended March 31,
                                              -----------------------------------    ---------------------------------
                                                                2000                                    1999
                                              -----------------------------------    ---------------------------------
Statement of Income Data:
Commission revenue                            $          79,548          90.7%       $         56,566         87.4%
Title fees                                                3,999           4.6%                  4,269          6.6%
Other                                                     4,105           4.7%                  3,850          6.0%
                                              ----- --------------                   ----- -------------
Total revenues                                           87,652         100.0%                 64,685        100.0%
                                              ----- --------------                   ----- -------------

Commission expense                                       55,218          63.0%                 39,107         60.4%
Amortization of pending real estate
    sales contracts                                         665           0.8%                      -             -
Depreciation and amortization                             2,735           3.1%                  1,981          3.1%
All other operating expenses                             32,740          37.3%                 25,141         38.9%
                                              ----- --------------                   ----- -------------
Total operating expenses                                 91,358         104.2%                 66,229        102.4%
                                              ----- --------------                   ----- -------------

Other income (expense), net                                (716)        (0.8)%                   (810)       (1.2)%
                                              ----- --------------                   ----- -------------
Loss before income taxes                                 (4,422)        (5.0)%                 (2,354)       (3.6)%
Income tax benefit                                       (1,791)         2.0 %                   (927)        1.4 %
                                              ----- --------------                   ----- -------------
Net loss                                      $          (2,631)        (3.0)%       $         (1,427)       (2.2)%
                                              ===== ==============                   ===== =============
Net loss per share - basic and diluted
                                              $           (0.28)                      $         (0.21)
                                              ===== ==============                   ===== =============

Balance Sheet Data:
Cash and cash equivalents                     $           6,914                      $         10,318
Total assets                                  $         172,276                      $        166,658
Long-term debt including current portion
Stockholders' equity                          $          79,817                      $         82,352

Revenues. Total revenue for the three months ended March 31, 2000 were $87.7 million, an increase of $23.0 million or 35.5% compared to the same period in 1999. Total revenue from companies acquired after March 31, 1999 was $20.4 million in the three months ended March 31, 2000. Commission revenue for the three months ended March 31, 2000 was $79.5 million or 90.7% of total revenues, an increase of $23.0 million or 40.6% compared to the same period in 1999. Commission revenues from companies acquired after March 31, 1999 were $19.8 million in the three months ended March 31, 2000. Total closed transactions for the three months ended March 31, 2000 were 17,364, an increase of 4,011 or 30.0% primarily attributed to companies acquired after March 31, 1999. The average home sales price increased from $133,700 in the first quarter of 1999 to $151,900 in the first quarter of 2000, an increase of 13.6%. The combination of the increase in closed transactions and the higher average home sales price resulted in a 48% increase in closed transaction volume to $2.6 billion for the three months ended March 31, 2000 compared to the same period in 1999.

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


                                                                                Three Months Ended March 31,
                                                                    --------------------------------------------------
(in thousands)                                                                 2000                      1999
                                                                    ------------------------    ----------------------
Net loss                                                            $        (2,631)            $       (1,427)
Income tax benefit                                                           (1,791)                      (927)
Interest and other (income) expense, net                                        716                        810
                                                                    ------------------------    ----------------------
Operating loss                                                               (3,706)                    (1,544)
Amortization of pending real estate sales contracts                             665                          -
Depreciation and amortization                                                 2,735                      1,981
                                                                    ------------------------    ----------------------
EBITDA                                                              $          (306)            $          437
                                                                    ========================    ======================

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