Form 10-Q
period 2000-06-30
HOMESERVICES COM INC
filed 2000-08-10
CIK 1090445

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000
                           Commission File No. 1-9874

                              HomeServices.Com Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                        41-1945806
-------------------------------                        ------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

6800 France Ave. South, Suite 600, Edina, Minnesota          55435
---------------------------------------------------    -----------------
(Address of principal executive offices)                  (Zip Code)

    Registrant's telephone number, including area code: (612) 928-5900
                                                        --------------

           Securities  registered pursuant to Section 12(b)of the Act:

      Title of each class                               Name of exchange
   --------------------------                           on which registered
   Common Stock, $0.01                                  -------------------
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

                                 Yes X      No
                                    ---       ---

     10,422,942 shares of Common Stock were outstanding on August 10, 2000.

                                TABLE OF CONTENTS
                                -----------------

PART I
  Item 1. Financial Statements................................   3
  Consolidated Balance Sheets.................................   3
  Consolidated Statements of Income...........................   4
  Consolidated Statements of Cash Flows.......................   5
  Notes to Consolidated Financial Statements..................   6
  Item 2. Management's Discussion and Analysis of Financial...
    Condition and Results of Operations.......................   8

PART II
  Item 1. Legal Proceedings...................................  13
  Item 2. Changes in Securities...............................  13
  Item 3. Default on Senior Securities........................  13
  Item 4. Submission of Matters to a Vote of Security Holders.  13
  Item 5. Other Information...................................  13
  Item 6. Exhibits and Reports on Form 8-K....................  13

  Signatures..................................................  14

  Exhibit Index...............................................  15


                             HOMESERVICES.COM INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                           AS OF
                                                               --------------------------------
                                                                JUNE 30,           DECEMBER 31,
                                                                  2000                 1999
                                                               ----------          ------------
ASSETS                                                         (UNAUDITED)
Current Assets:
---------------
Cash and cash equivalents ..................................   $  12,172           $  10,318
Commissions and other trade receivables, net of allowance
  of $446 and $1,332 .......................................      14,147               7,077
Mortgage loans held for sale ...............................       4,562               2,974
Pending real estate sales contracts ........................          --                 673
Cash held in trust .........................................      13,125               6,549
Income taxes receivable ....................................          --                 534
Deferred income taxes ......................................       1,952               1,571
Other current assets .......................................       3,373               3,236
                                                               ---------           ---------
  Total current assets .....................................      49,331              32,932
                                                               ---------           ---------

Other Assets:
-------------
Office property and equipment, net .........................      23,468              22,943
Intangible assets, net .....................................     104,741             106,706
Other assets ...............................................       3,591               4,077
                                                               ---------           ---------
  Total other assets .......................................     131,800             133,726
                                                               ---------           ---------

TOTAL ASSETS ...............................................   $ 181,131           $ 166,658
                                                               =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
--------------------
Accounts and commissions payable ...........................   $  13,118           $   7,172
Accrued expenses ...........................................      12,116              12,668
Payable to affiliates ......................................          --               1,042
Cash held in trust .........................................      13,125               6,549
Current portion of long-term debt ..........................         648                 707
Income taxes payable .......................................       3,435                  --
Other current liabilities ..................................       1,840                 862
                                                               ---------           ---------
  Total current liabilities ................................      44,282              29,000
                                                               ---------           ---------

Other Liabilities:
------------------
Long-term debt .............................................      42,983              48,110
Agent profit-sharing .......................................       6,344               6,282
Other noncurrent liabilities ...............................         259                 914
                                                               ---------           ---------
  Total other liabilities ..................................      49,586              55,306
                                                               ---------           ---------

  Total liabilities ........................................      93,868              84,306
                                                               ---------           ---------

Commitments and contingencies (Note 4)

Stockholders' Equity:
---------------------
Common stock, $0.01 par value, 38,000,000 shares authorized;
  10,422,942 shares issued and outstanding at
  June 30, 2000 and December 31, 1999, respectively ........         104                 104
Additional paid-in capital .................................      78,705              78,705
Notes receivable ...........................................        (476)               (651)
Accumulated other comprehensive income (loss) ..............           2                 (24)
Retained earnings ..........................................       8,928               4,218
                                                               ---------           ---------
  Total stockholders' equity ...............................      87,263              82,352
                                                               ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................   $ 181,131           $ 166,658
                                                               =========           =========

   The accompanying notes are an integral part of these financial statements.

                              HOMESERVICES.COM INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                         THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                         ---------------------------     -------------------------
                                            2000            1999            2000            1999
                                         ---------       ---------       ---------       ----------
REVENUES:
Commission revenue ................      $ 126,425       $  92,413       $ 205,973       $ 148,979
Title fees ........................          6,380           6,375          10,379          10,644
Other .............................          6,092           4,251          10,197           8,101
                                         ---------       ---------       ---------       ---------
TOTAL REVENUES ....................        138,897         103,039         226,549         167,724
                                         ---------       ---------       ---------       ---------

OPERATING EXPENSES:
Commission expense ................         88,332          62,978         143,550         102,085
Salaries and employee benefits ....         16,746          12,608          32,735          24,272
Occupancy .........................          5,538           4,510          11,496           9,026
Business promotion and advertising           5,211           4,468           9,827           7,218
Other operating expenses ..........          7,303           5,515          13,480          11,726
Amortization of pending real estate
  sales contracts .................             --              --             665              --
Depreciation and amortization .....          2,774           1,737           5,509           3,718
                                         ---------       ---------       ---------       ---------
TOTAL OPERATING EXPENSES ..........        125,904          91,816         217,262         158,045
                                         ---------       ---------       ---------       ---------

OTHER INCOME (EXPENSE):
Interest income ...................            272              54             525             308
Interest expense ..................           (768)         (1,019)         (1,737)         (2,083)
                                         ---------       ---------       ---------       ---------
Total other income (expense), net .           (496)           (965)         (1,212)         (1,775)
                                         ---------       ---------       ---------       ---------

Income before income taxes ........         12,497          10,258           8,075           7,904

Income tax expense ................          5,156           4,205           3,365           3,278
                                         ---------       ---------       ---------       ---------

NET INCOME ........................      $   7,341       $   6,053       $   4,710       $   4,626
                                         =========       =========       =========       =========

NET INCOME PER SHARE:
Basic .............................      $    0.82       $    0.89       $    0.52       $    0.68
Diluted ...........................      $    0.69       $    0.89       $    0.44       $    0.68

Weighted average shares
outstanding - Basic ...............          8,956           6,779           9,030           6,779
Weighted average shares
outstanding - Diluted .............         10,585           6,779          10,617           6,779


   The accompanying notes are an integral part of these financial statements.

                              HOMESERVICES.COM INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                         -------------------------
                                                                           2000             1999
                                                                         --------        ---------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income ...........................................................   $  4,710        $  4,626
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ......................................      5,509           3,718
  Amortization of pending real estate sales contracts ................        665              --
  Earnings from equity method investments ............................     (1,082)             --
  Loss (gain) on sale or disposal of office property and equipment ...        434              (2)
  Decrease in notes receivable .......................................        175             143
  Provision for deferred income taxes ................................        727           2,415
  Changes in assets and liabilities, net of effects from companies purchased:
    Commission and other trade receivables ...........................     (7,070)         (1,749)
    Mortgage loans held for sale .....................................     (1,588)          6,661
    Income taxes receivable ..........................................      3,969           2,470
    Payable to affiliates ............................................     (1,042)             --
    Agent profit-sharing .............................................         62              (5)
    Accounts and commissions payable and accrued expenses ............      5,394          (2,121)
    Other assets and liabilities .....................................        212              42
                                                                         --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ............................     11,075          16,198

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of companies, net of cash and cash equivalents acquired .....       (194)           (800)
Purchases of office property and equipment ...........................     (4,589)         (4,938)
Purchases of held-to-maturity securities .............................       (215)           (290)
Other investing ......................................................        993             138
                                                                         --------        --------
NET CASH USED IN INVESTING ACTIVITIES ................................     (4,005)         (5,890)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Payments of long term debt ...........................................       (186)           (378)
Net change in revolving credit facility ..............................     (5,000)         (1,500)
Loan costs ...........................................................        (30)             --
                                                                         --------        --------
NET CASH USED IN FINANCING ACTIVITIES ................................     (5,216)         (1,878)

Net increase in cash and cash equivalents ............................      1,854           8,430
Cash and cash equivalents at beginning of period .....................     10,318           3,114
                                                                         --------        --------
Cash and cash equivalents at end of period ...........................   $ 12,172        $ 11,544
                                                                         ========        ========


 The accompanying  notes  are an  integral  part of  these financial statements.

HOMESERVICES.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL:

HomeServices.Com Inc. (the "Company" or "HomeServices") was formed on July 13, 1999, for the purpose of merging with MidAmerican Realty Services Company ("MidAmerican Realty"). On October 7, 1999, the Company merged with MidAmerican Realty. The accompanying financial statements include the financial position, results of operations and cash flows of HomeServices, MidAmerican Realty, and their wholly owned subsidiaries as if the Company was consolidated for all periods presented. Approximately 70% of the outstanding common stock of the Company (69% on a fully diluted basis) is currently owned by MidAmerican Energy Holdings Company ("MidAmerican Holdings").

In the opinion of management, the accompanying unaudited consolidated financial statements of HomeServices contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three month and six month periods ended June 30, 2000 and 1999 and cash flows for the six month period ended June 30, 2000 and 1999. The results of operations for periods presented are not necessarily indicative of the results to be expected for the full year.

2.   COMPREHENSIVE INCOME:

Comprehensive income for the three months ended June 30, 2000 and 1999 was $7,343,000 and $6,053,000, respectively, and for the six months ended June 30, 2000 and 1999 was $4,736,000 and $4,601,000. Comprehensive income differs from net income due to changes in the fair market value of available-for-sale investment securities.

3.   EARNINGS PER SHARE:

Diluted net income per share includes the dilutive impact of vested common stock options for the three months and six months ended June 30, 2000 of 161,561 and 194,430, respectively. In addition, there is a dilutive impact related to the conversion of 1,500 shares of preferred stock to 1,500,000 shares of common stock for the three months and six months ended June 30, 2000 of 1,467,033 and 1,392,857, respectively. For the three and six month periods ended June 30, 1999, basic and dilutive shares were equal.

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

The J.C. Nichols Residential asset purchase agreement requires installment payments to be made based on certain profitability levels achieved. The payments are required 60 days after each close of calendar years 1999 and 2000. The maximum amount payable under the agreement is $500,000 per year. These payments will be recorded as additional costs of the acquisition. For the year ended December 31, 1999, there was no obligation payable.

The Long Realty stock purchase agreement also requires that installment payments be made after the closing date, if certain profitability levels are achieved. These payments are required after the close of calendar years 1999 and 2000. The maximum amount payable under the agreement is $1.5 million per year. These payments will be recorded as additional costs of the acquisition. The calculation of this amount for 1999 has not yet been finalized but is not expected to be significant.

The Champion Realty asset purchase agreement requires a payment to be made based on certain EBITDA levels achieved in the fiscal year ending December 31, 2000. This payment is required within 120 days after the close of the calendar year 2000. The maximum amount payable under the agreement is $400,000. The payment will be recorded as additional costs of the acquisition.

5.   ACCOUNTING PRONOUNCEMENT:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was delayed by SFAS No. 137 and amended by SFAS No. 138. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company beginning January 1, 2001. The
Company is in the process of evaluating the impact of this accounting pronouncement.

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

RESULTS OF OPERATIONS OF HOMESERVICES FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

The following table presents selected consolidated financial data of the Company as of and for the periods ended June 30, 2000 and 1999 (in thousands except per share amounts).

                                     Three Months Ended June 30,                    Six Months Ended June 30,
                              -----------------------------------------    -------------------------------------------
                                      2000                   1999                   2000                    1999
                              ------------------     ------------------    -------------------    --------------------

Commission revenue........... $ 126,425    91.0%     $ 92,413    89.7%     $ 205,973    90.9%     $ 148,979     88.8%
Title fees...................     6,380     4.6%        6,375     6.2%        10,379     4.6%        10,644      6.4%
Other........................     6,092     4.4%        4,251     4.1%        10,197     4.5%         8,101      4.8%
                              ---------              --------              ---------              ---------
Total revenues...............   138,897   100.0%      103,039   100.0%       226,549   100.0%       167,724    100.0%
                              ---------              --------              ---------              ---------

Commission expense...........    88,332    63.6%       62,978    61.1%       143,550    63.4%       102,085     60.9%
All other operating expense..    34,798    25.0%       27,101    26.3%        67,538    29.8%        52,242     31.1%
Amortization of pending
real estate sales contracts..         -       -             -       -            665     0.3%             -        -

Depreciation and amortization     2,774     2.0%        1,737     1.7%         5,509     2.4%         3,718      2.2%
                               --------              --------               --------               --------
Total operating expenses.....   125,904    90.6%       91,816    89.1%       217,262    95.9%       158,045     94.2%
                               --------              --------               --------               --------

Other income (expense), net..      (496)   (0.4%)        (965)   (0.9%)       (1,212)   (0.5%)       (1,775)    (1.1%)
Income before income taxes...    12,497     9.0%       10,258    10.0%         8,075     3.6%         7,904      4.7%
Income tax expense...........     5,156     3.7%        4,205     4.1%         3,365     1.5%         3,278      2.0%
                               --------              --------              ---------               --------
Net income...................  $  7,341     5.3%     $  6,053     5.9%     $   4,710     2.1%      $  4,626      2.7%
                               ========              ========              =========               ========

Net income per share:
Basic........................  $   0.82              $   0.89              $    0.52                $  0.68
                               ========              ========              =========                =======
Diluted......................  $   0.69              $   0.89              $    0.44                $  0.68
                               ========              ========              =========                =======

BALANCE SHEET DATA:             As of                  As of
                               June 30,            December 31,
                                 2000                  1999
                               --------            ------------

Cash and cash equivalents....  $ 12,172              $ 10,318
Total assets.................  $181,131              $166,658
Long-term debt including
current portion..............  $ 43,631              $ 48,817
Stockholders'equity..........  $ 87,263              $ 82,352

RESULTS OF OPERATIONS OF HOMESERVICES FOR THE SIX MONTHS ENDED JUNE 30, 2000

Revenues. Total revenues for the six months ended June 30, 2000 were $226.5 million, an increase of $58.8 million or 35.1% compared to the same period in 1999. Total revenue from companies acquired after June 30, 1999 was $49.9 million in the six months ended June 30, 2000. Commission revenue for the six months ended June 30, 2000 was $206.0 million or 90.9% of total revenues, an increase of $57.0 million or 38.3% compared to the same period in 1999. Commission revenues from companies acquired after June 30, 1999 were $48.3 million in the six months ended June 30, 2000. Total closed transactions for the six months ended June 30, 2000 were 43,279, an increase of 9,886 or 29.6% primarily attributed to companies acquired after June 30, 1999. The average home sales price increased from $146,000 in the first half of 1999 to $158,100 in the first half of 2000, an increase of 8.3%. The combination of the increase in closed transactions and the higher average home sales price resulted in a 40.3% increase in closed transaction volume to $6.8 billion for the six months ended June 30, 2000 compared to the same period in 1999.

Title fees for the six months ended June 30, 2000 and 1999 were $10.4 million or 4.6% of total revenues, and $10.6 million or 6.4% of total revenues, respectively. The decrease in title fees is due to the decline in the refinance business partially offset by the title fees from companies acquired after June 30, 1999.

Other revenues for the six months ended June 30, 2000 were $10.2 million or 4.5% of total revenues, an increase of $2.1 million or 25.9% compared to the same period in 1999. The increase is primarily attributed to an increase in the broker's administrative commission and mortgage origination fees as well as companies acquired after June 30, 1999.

Commission Expense. Commission expense from the real estate brokerage operations for the six months ended June 30, 2000 was $143.6 million, an increase of $41.5 million or 40.6% compared to the same period in 1999. The increase in commission expense is due to higher volume resulting from companies acquired after June 30, 1999 and paying a higher percentage of commission revenue to the agents due primarily to higher sales associate productivity. Commission expense as a percentage of commission revenue increased from 68.5% for the six months ended June 30, 1999 to 69.7% for the same period in 2000.

All Other Operating Expenses. All other operating expenses for the six months ended June 30, 2000 was $67.5 million, an increase of $15.3 million or 29.3% compared to the same period in 1999. The increase is primarily attributed to companies acquired after June 30, 1999 and to a lesser extent, higher activity levels related to the e-commerce initiatives.

Amortization of Pending Real Estate Sales Contracts. Amortization of pending real estate sales contracts was $0.7 million for the six months ended June 30, 2000 due to the acquisition of Champion Realty in December 1999.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2000 was $5.5 million, excluding the amortization of pending real estate sales contracts, an increase of $1.8 million or 48.2% compared to the same period in 1999, primarily as a result of business acquisitions.

Other Income (Expense), Net. Other income (expense), net for the six months ended June 30, 2000 and 1999 consisted primarily of interest expense. Interest expense for the six months ended June 30, 2000 was $1.7 million, a decrease of $0.3 million or 16.6% compared to the same period in 1999. The decrease is attributed to lower borrowings under the revolving credit facility partially offset by an increase in the blended average interest rate as compared to the same period in 1999.

Income Tax Expense. The higher income tax expense for the six months ended June 30, 2000 as compared to the same period in 1999 is primarily due to higher pre-tax income.

Net Income. Net income for the six months ended June 30, 2000 was $4.7 million, an increase of $0.1 million or 1.8% compared to the net income for the same period in 1999.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the six months ended June 30, 2000 and 1999 was $15.5 million and $13.4 million, respectively. EBITDA is defined as net income (loss) before income taxes, interest and other income (expense), net, and depreciation and amortization including amortization of pending real estate sales contracts.

                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
(in thousands)                                           2000           1999
                                                       -------        -------
Net income                                             $ 4,710        $ 4,626
Income tax expense                                       3,365          3,278
Interest and other (income) expense, net                 1,212          1,775
                                                       -------        -------

Operating income                                         9,287          9,679
Amortization of pending real estate sales contracts        665              -
Depreciation and amortization                            5,509          3,718
                                                       -------        -------
EBITDA                                                 $15,461        $13,397
                                                       =======        =======

RESULTS OF OPERATIONS OF HOMESERVICES FOR THE THREE MONTHS ENDED JUNE 30, 2000

Revenues. Total revenues for the three months ended June 30, 2000 were $138.9 million, an increase of $35.9 million or 34.8% compared to the same period in 1999. Total revenue from companies acquired after June 30, 1999 was $29.5 million in the three months ended June 30, 2000. Commission revenue for the three months ended June 30, 2000 was $126.4 million or 91.0% of total revenues, an increase of $34.0 million or 36.8% compared to the same period in 1999. Commission revenues from companies acquired after June 30, 1999 were $28.5 million in the three months ended June 30, 2000. Total closed transactions for the three months ended June 30, 2000 were 25,915, an increase of 5,875 or 29.3% primarily attributed to companies acquired after June 30, 1999. The average home sales price increased from $154,200 in the second quarter of 1999 to $162,200 in the second quarter of 2000, an increase of 5.2%. The combination of the increase in closed transactions and the higher average home sales price resulted in a 36.0% increase in closed transaction volume to $4.2 billion for the three months ended June 30, 2000 compared to the same period in 1999.

Title fees for the three months ended June 30, 2000 and 1999 were $6.4 million or 4.6% of total revenues, and $6.4 million or 6.2% of total revenues, respectively. The decrease in title fees as a percent of total revenues is due to title fees being the same in 2000 and 1999 as a result of the decline in the refinance business offset by the title fees from companies acquired after June 30, 1999.

Other revenues for the three months ended June 30, 2000 were $6.1 million or 4.4% of total revenues, an increase of $1.8 million or 43.3% compared to the same period in 1999. The increase is primarily attributed to an increase in broker's administrative commission and mortgage origination fees as well as companies acquired after June 30, 1999.

Commission Expense. Commission expense from the real estate brokerage operations for the three months ended June 30, 2000 was $88.3 million, an increase of $25.4 million or 40.3% compared to the same period in 1999. The increase in commission expense is due to higher volume resulting from companies acquired after June 30, 1999 and paying a higher percentage of commission revenue to the agents due primarily to higher sales associate productivity. Commission expense as a percentage of commission revenue increased from 68.1% for the three months ended June 30, 1999 to 69.9% for the same period in 2000.

All Other Operating Expenses. All other operating expenses for the three months ended June 30, 2000 was $34.8 million, an increase of $7.7 million or 28.4% compared to the same period in 1999. The increase is primarily attributed to companies acquired after June 30, 1999 and, to a lesser extent, higher activity levels related to the e-commerce initiatives.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2000 was $2.8 million, an increase of $1.0 million or 59.7% compared to the same period in 1999, primarily as a result of business acquisitions.

Other Income (Expense), Net. Other income (expense), net for the three months ended June 30, 2000 and 1999 consisted primarily of interest expense. Interest expense for the three months ended June 30, 2000 was $0.8 million, a decrease of $0.3 million or 24.6% compared to the same period in 1999. The decrease is attributed to lower borrowings under the revolving credit facility partially offset by an increase in the blended average interest rate as compared to the same period in 1999.

Income Tax Expense. The higher income tax expense for the three months ended June 30, 2000 as compared to the same period in 1999 is primarily due to higher pre-tax income.

Net Income. Net income for the three months ended June 30, 2000 was $7.3 million, an increase of $1.3 million or 21.3% compared to the net income for the same period in 1999.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the three months ended June 30, 2000 and 1999 was $15.8 million and $13.0 million, respectively. EBITDA is defined as net income (loss) before income taxes, interest and other income (expense), net, and depreciation and amortization including amortization of pending real estate sales contracts.

                                                    THREE MONTHS ENDED JUNE 30,
                                                    ---------------------------

(in thousands)                                           2000          1999
                                                       -------       -------
Net income                                             $ 7,341       $ 6,053
Income tax expense                                       5,156         4,205
Interest and other (income) expense, net                   496           965
                                                       -------       -------

Operating income                                        12,993        11,223
Depreciation and amortization                            2,774         1,737
                                                       -------       -------
EBITDA                                                 $15,767       $12,960
                                                       =======       =======

LIQUIDITY AND CAPITAL RESOURCES
The Company's capital requirements consist primarily of working capital, capital expenditures and acquisitions. Historically, the Company has funded its working capital and capital expenditures using cash and cash equivalents on hand. Acquisitions have historically been financed through the Company's initial public offering, borrowings under its revolving credit facility, the private placement of the 7.12% senior notes, loans from MidAmerican Holdings, capital contributions and cash on hand. The Company's cash and cash equivalents totaled $12.2 million as of June 30, 2000.

The Company's cash provided by operating activities was $11.1 million and $16.2 million for the six months ended June 30, 2000 and 1999, respectively. In the first half of 1999, cash flows from mortgage loans held for sale were positively impacted by the timing of the sale of 1998 mortgage loans delayed into 1999 due to increased mortgage volume and system conversions by major investors in December 1998.

The Company's cash used in investing activities was $4.0 million and $5.9 million for the six months ended June 30, 2000 and 1999, respectively. The Company's cash used in investing activities for the six months ended June 30, 2000 and 1999 were primarily attributable to the purchase of office property and equipment of $4.6 million and $4.9 million, respectively. In the first half of 2000 and 1999, the Company also had $0.2 million and $0.8 million, respectively, of acquisition payments as required in the original purchase agreements.

The Company's cash used in financing activities was $5.2 million and $1.9 million for the six months ended June 30, 2000 and 1999, respectively. The Company's cash used in financing activities for the six months ended 2000 was primarily a result of payments under the revolving credit agreement.

The Company believes that the net proceeds that it received from its initial public offering of common stock, together with its cash flow from operations and available borrowings under its $75 million revolving credit facility, will be adequate to meet its needs for working capital, capital expenditures, debt service, planned acquisitions and the continued development of its e-commerce platform. If, however, net proceeds from the offering, cash flow from operations and borrowings under the Company's revolving credit facility are insufficient to satisfy the Company's liquidity requirements, it may need to raise additional funds through public or private financings or the formation of strategic ventures.

In June 2000, U.S. Bancorp Piper Jaffray Inc. exercised its option to convert 1,500 shares of the Company's Series A Non-Voting Convertible Preferred Stock into 1,500,000 shares of the Company's common stock.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was delayed by SFAS No. 137 and amended by SFAS No. 138. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company beginning January 1, 2001. The
Company is in the process of evaluating the impact of this accounting pronouncement.

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

ITEM 3.  DEFAULT ON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION

Effective August 11, 2000, Dwayne J. Coben, former Chief Financial Officer, resigned from his position to pursue other interests. The Company has commenced a search for a replacement Chief Financial Officer. Pending Mr. Coben's replacement, the Company's Controller, Ms. Cindy Sattler, will assume Mr. Coben's responsibilities as acting Chief Financial Officer with assistance and support provided by the accounting and finance departments of MidAmerican Energy Holdings Company, the Company's majority shareholder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      See Exhibit Index.
(b)      Reports on Form 8-K  -  none.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Edina, State of Minnesota, on this 10th day of August, 2000.


                                             HOMESERVICES.COM INC.

                                             By: /s/  Dwayne J. Coben
                                             ------------------------
                                                      Dwayne J. Coben
                                                      Senior Vice President and
                                                      Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                                        Page
  No.                                                          No.
-------                                                        ----

  27     Financial Data Schedule                                14