Form 10-K
HOMESERVICES COM INC
filed 2000-10-13
CIK 1090445

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 8-K

                                 Current Report

                       Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

                        Date of Report: October 12, 2000

                        (Date of earliest event reported)


                            HomeServices.Com Inc.

--------------------------------------------------------------------------------
               (Exact Name of Registrant as specified in its charter)




       Delaware                       000-27327                41-1945806
--------------------------------------------------------------------------------
(State or other jurisdiction   (Commission File Number)      (IRS Employer
     of incorporation)                                     Identification No.)



6800 France Avenue South, Suite 600  Edina, Minnesota               55435
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code: (612) 928-5900


                                 N/A

--------------------------------------------------------------------------------
        (Former name or former address, if changed since last report.)

Item 5.  Other Events.

The Registrant announced today that it purchased 1,700,000 of its outstanding common shares from U.S. Bancorp Piper Jaffray in a block trade after the market close on October 12 at a price of $10.50 per share.

Item 7.  Financial Statements and Exhibits.

         (a)      Financial Statements of Business acquired:  None

         (b)      Pro Forma Financial Information:  None

         (c)      Exhibits: Exhibit 1 - News Release dated October 13, 2000

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                          HomeServices.Com Inc.

Date:  October 13, 2000                               By: /s/Steven A. McArthur
                                                          ----------------------
                                                          Steven A. McArthur
                                                          Senior Vice President

FOR IMMEDIATE RELEASE

For more information, contact:

Galen Johnson, Senior Vice President and Chief Financial Officer  (612) 928-5900

Kevin Waetke, Media Relations                                     (515) 281-2785



  HomeServices.Com Announces Purchase of 1.7 Million of its Outstanding Shares
  ----------------------------------------------------------------------------

MINNEAPOLIS, MINNESOTA, October 13, 2000 - HomeServices.Com Inc. (Nasdaq: HMSV), announced today that it purchased 1,700,000 of its outstanding common shares from U.S. Bancorp Piper Jaffray in a block trade after the market close on October 12 at a price of $10.50 per share, as the company believes that such transaction is a good long term investment given the current trading range of the company's common stock. As a result of the transaction, MidAmerican Energy Holdings Company (the company's largest shareholder) will own approximately 84% of the company's outstanding common stock.

HomeServices.Com, based in Minneapolis, is the second-largest, full-service independent residential real estate brokerage firm in the United States based on closed transaction sides. The HomeServices.Com system offers integrated real estate services, including mortgage, title and closing services, and various related e-commerce services. HomeServices.Com operates primarily under the Edina Realty (www.edinarealty.com), Iowa Realty (www.iowarealty.com), CBSHOME Real Estate (www.cbshome.com), J.C. Nichols Residential (www.jcnichols.com), Long Realty (www.longrealty.com), Paul Semonin Realtors (www.semonin.com), Carol Jones Realty (www.caroljones.com), First Realty/GMAC (www.firstrealtyhomes.com), and Champion Realty (www.championrealty.com) brand names in 12 states:
Minnesota, Iowa, Nebraska, Kansas, Missouri, Arizona, Kentucky, Wisconsin, Indiana, North Dakota, South Dakota and Maryland. HomeServices.Com ranks first or second in market share in each of its major markets, operates 165 branch offices, has approximately 6,400 sales associates and has an average 49-year operating history in its major markets. Information about HomeServices.Com and its principal subsidiary companies is available on the Internet at www.homeservices.com.

Certain information in this release contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results or performance of the company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the company has identified important factors that could cause actual results to differ materially from such expectations, including uncertainty with respect to future acquisitions, development, implementation and customer acceptance of e-commerce services, general industry conditions and fluctuations, management of rapid growth, changes to regulations and legislation, interest rate changes, access to capital and future financing. Reference is made to all of the company's SEC filings, including the company's Report on Form 8-K dated March 17, 2000, incorporated herein by reference, for a description of such factors. The company assumes no responsibility to update forward-looking information contained herein.