Form 10-Q
period 2000-09-30
HOMESERVICES COM INC
filed 2000-11-13
CIK 1090445

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000
                           Commission File No. 1-9874

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

                                  Yes X No_____

     8,722,942 shares of Common Stock were outstanding on November 10, 2000.

                                TABLE OF CONTENTS

Part I
   Item 1. Financial Statements............................................... 3
   Consolidated Balance Sheets................................................ 3
   Consolidated Statements of Income.......................................... 4
   Consolidated Statements of Cash Flows...................................... 5
   Notes to Consolidated Financial Statements................................. 6
   Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................. 8

Part II
   Item 1. Legal Proceedings................................................. 13
   Item 2. Changes in Securities............................................. 13
   Item 3. Default on Senior Securities...................................... 13
   Item 4. Submission of Matters to a Vote of Security Holders............... 13
   Item 5. Other Information................................................. 13
   Item 6. Exhibits and Reports on Form 8-K.................................. 13

   Signatures................................................................ 14

   Exhibit Index............................................................. 15

                                     Part I
Item 1.  Financial Statements

                              HOMESERVICES.COM INC.
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                              As of    _________
                                                September 30,       December 31,
                                                    2000               2000
Assets                                           (Unaudited)
Current Assets:
Cash and cash equivalents                   $        16,203     $        10,318
Commissions and other trade receivables,
        net of allowance of $383 and $1,332          13,837               7,077
Mortgage loans held for sale                          5,333               2,974
Pending real estate sales contracts                       -                 673
Cash held in trust                                   10,477               6,549
Income taxes receivable                                   -                 534
Deferred income taxes                                 1,546               1,571
Other current assets                                  3,500               3,236
     Total current assets                            50,896              32,932

Other Assets:
Office property and equipment, net                   22,665              22,943
Intangible assets, net                              104,009             106,706
Other assets                                          3,872               4,077
     Total other assets                             130,546             133,726

Total Assets                                $       181,442     $       166,658

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts and commissions payable            $        11,823     $         7,172
Accrued expenses                                     12,459              12,668
Payable to affiliates                                    85               1,042
Cash held in trust                                   10,477               6,549
Current portion of long-term debt                       616                 707
Income taxes payable                                  4,701                   -
Other current liabilities                             2,175                 862
     Total current liabilities                       42,336              29,000

Other Liabilities:
Long-term debt                                       36,880              48,110
Agent profit-sharing                                  6,561               6,282
Other noncurrent liabilities                            464                 914
     Total other liabilities                         43,905              55,306

     Total liabilities                               86,241              84,306

Commitments and contingencies (Note 4)

Stockholders' Equity:
Common stock, $0.01 par value, 38,000,000
        shares authorized; 10,422,942 shares
        issued and outstanding at September
        30, 2000 and December 31, 1999,
        respectively                                    104                 104
Additional paid-in capital                           78,705              78,705
Notes receivable                                       (397)               (651)
Accumulated other comprehensive income (loss)           (12)                (24)
Retained earnings                                    16,801               4,218
     Total stockholders' equity                      95,201              82,352

Total Liabilities and Stockholders' Equity  $       181,442     $       166,658


   The accompanying notes are an integral part of these financial statements.

                              HOMESERVICES.COM INC.
                        Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                              Three Months Ended September 30,         Nine Months Ended September 30,
                                            ------------------------------------     ----------------------------------
                                            --------------- -- -----------------     --------------- --- --------------
                                                 2000                 1999                2000                  1999
                                            --------------      ---------------      --------------     ---------------
Revenues:
Commission revenue                          $      121,399      $       112,280      $      327,372     $       261,259
Title fees                                           6,265                6,116              16,644              16,760
Other                                                6,450                4,977              16,647              13,078
                                            --------------      ---------------      --------------     ---------------
Total Revenues                                     134,114              123,373             360,663             291,097
                                            --------------      ---------------      --------------     ---------------
Operating expenses:
Commission expense                                  85,823               78,324             229,373             180,409
Salaries and employee benefits                      15,992               15,829              48,727              40,101
Occupancy                                            5,263                4,860              16,759              13,886
Business promotion and advertising                   4,560                4,623              14,387              11,841
Other operating expenses                             6,219                6,264              19,699              17,990
Amortization of pending real
   estate               sales contracts                  -                2,157                 665               2,157
Depreciation and amortization                        2,791                2,357               8,300               6,075
                                            --------------      ---------------      --------------     ---------------
Total operating expenses                           120,648              114,414             337,910             272,459
                                            --------------      ---------------      --------------     ---------------
Other income (expense):
Interest income                                        343                  354                 868                 662
Interest expense                                      (503)              (1,128)             (2,240)             (3,211)
                                            --------------      ---------------      --------------     ---------------
Total other income (expense), net                     (160)                (774)             (1,372)             (2,549)
                                            --------------      ---------------      --------------     ---------------
Income before income taxes                          13,306                8,185              21,381              16,089

Income tax expense                                   5,433                3,320               8,798               6,598
                                            --------------      ---------------      --------------     ---------------
Net income                                  $        7,873      $         4,865      $       12,583     $         9,491
                                            ==============      ===============      ==============     ===============
Net income per share:
Basic                                       $         0.76      $          0.62      $         1.33     $          1.32
Diluted                                     $         0.74      $          0.62      $         1.19     $          1.32

Weighted average shares outstanding -
Basic                                               10,423                7,871               9,437               7,216
Weighted average shares outstanding -
Diluted                                             10,616                7,871              10,553               7,216


   The accompanying notes are an integral part of these financial statements.

                              HOMESERVICES.COM INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                    ----------------------------------
                                                                                    -------------       --------------
                                                                                         2000                1999
                                                                                    -------------       --------------
Cash flows provided by operating activities:
Net income                                                                          $      12,583       $        9,491
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                           8,300                6,075
    Amortization of pending real estate sales contracts                                       665                2,157
    Undistributed earnings in unconsolidated affiliates                                      (237)                (843)
    Loss (gain) on sale or disposal of office property and equipment                          434                   (2)
    Decrease in notes receivable                                                              254                   97
    Provision for deferred income taxes                                                     1,327                2,070
    Changes in assets and liabilities, net of effects from companies purchased:
        Commission and other trade receivables                                             (6,760)              (2,480)
        Mortgage loans held for sale                                                       (2,359)              11,865
        Income taxes receivable (payable)                                                   5,235                 (607)
        Payable to affiliates                                                                (957)
                                                                                                                     -
        Agent profit-sharing                                                                  279                   (5)
        Accounts and commissions payable and accrued expenses                               4,442                1,735
        Other assets and liabilities                                                          209                 (875)
                                                                                    -------------       --------------
Net cash provided by operating activities                                                  23,415               28,678

Cash flows used in investing activities:
Purchase of companies, net of cash and cash equivalents acquired                             (532)             (29,014)
Purchases of office property and equipment                                                 (5,492)              (6,778)
Purchases of held-to-maturity securities                                                     (215)                (290)
Other investing                                                                                60                  (54)
                                                                                    -------------       --------------
Net cash used in investing activities                                                      (6,179)             (36,136)

Cash flows (used in) provided by financing activities:
Payments of long term debt                                                                   (321)                (266)
Net change in revolving credit facility                                                   (11,000)               6,500
Proceeds from capital transactions                                                              -                8,500
Loan costs                                                                                    (30)                (494)
                                                                                    -------------       --------------
Net cash (used in) provided by financing activities                                       (11,351)              14,240

Net increase in cash and cash equivalents                                                   5,885                6,782
Cash and cash equivalents at beginning of period                                           10,318                3,114
                                                                                    -------------       --------------
Cash and cash equivalents at end of period                                          $      16,203       $        9,896
                                                                                    =============       ==============


                      The accompanying notes are an integral part of these financial statements.

HOMESERVICES.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General:

HomeServices.Com Inc. (the "Company" or "HomeServices") was formed on July 13, 1999, for the purpose of merging with MidAmerican Realty Services Company ("MidAmerican Realty"). On October 7, 1999, the Company merged with MidAmerican Realty. The accompanying financial statements include the financial position, results of operations and cash flows of HomeServices, MidAmerican Realty, and their wholly owned subsidiaries as if the Company was consolidated for all periods presented. Approximately 70% of the outstanding common stock of the Company (69% on a fully diluted basis) was owned by MidAmerican Energy Holdings Company ("MidAmerican Holdings") as of September 30, 2000.

In the opinion of management, the accompanying unaudited consolidated financial statements of HomeServices contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three month and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine month period ended September 30, 2000 and 1999. The results of operations for periods presented are not necessarily indicative of the results to be expected for the full year.

2.       Comprehensive Income:

Comprehensive income for the three months ended September 30, 2000 and 1999 was $7,859,000 and $4,866,000 net of tax, respectively, and for the nine months ended September 30, 2000 and 1999 was $12,595,000 and $9,467,000 net of tax.
Comprehensive income differs from net income primarily due to changes in the fair market value of available-for-sale investment securities.

3.       Earnings Per Share:

Diluted net income per share includes the dilutive impact of common stock options having prices less than the average market price of the common stock of 192,673 and 191,187 for the three months and nine months ended September 30, 2000, respectively. In addition, there is a dilutive impact related to the conversion of 1,500 shares of preferred stock to 1,500,000 shares of common stock for the nine months ended September 30, 2000 of 925,182. For the three and nine month periods ended September 30, 1999, basic and dilutive shares were equal.

4.    Commitments and Contingencies:

In the ordinary course of business, HomeServices and its subsidiaries are involved in legal proceedings incidental to their operations. HomeServices and its subsidiaries are not currently involved in any legal proceedings that management believes would have a material adverse effect on the operations or financial condition of HomeServices and its subsidiaries taken as a whole.

The J.C. Nichols Residential asset purchase agreement provides for earn-out payments of up to $500,000 per year based on profitability levels achieved in years 1999 and 2000. No payment was due for the year ended December 31, 1999. Any obligation due for the year 2000 is to be paid within 60 days after year-end and would be recorded as an additional cost of the acquisition.

The Long Realty stock purchase agreement provides for earn-out payments of up to $1.5 million per year based on profitability levels achieved in years 1999 and 2000. A payment of $275,000 was made for the year ended December 31, 1999, and recorded as an additional cost of the acquisition. Any obligation due for the year 2000 is to be paid in the first quarter of 2001 and would also be recorded as an additional cost of the acquisition.

The Champion Realty asset purchase agreement provides for an earn-out payment of up to $400,000 based on EBITDA levels achieved for the year 2000. Any obligation due is to be paid within 120 days after year-end and would be recorded as an additional cost of the acquisition.

5.        Accounting Pronouncement:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was delayed by SFAS No. 137 and amended by SFAS No. 138. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company beginning January 1, 2001. The Company does not expect the adoption to have a material financial impact.

6.       Subsequent Event:

On October 12, 2000, the Company purchased 1,700,000 of its outstanding common shares in a block trade at a price of $10.50 per share. As a result of the transaction, MidAmerican Holdings ownership increased to approximately 83.4% of the Company's outstanding common stock. The Company obtained a waiver of the restricted payment provisions under its $75 million senior secured revolving credit agreement and agreed to reduce the amount of such facility to $65 million to facilitate the purchase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations of HomeServices for the Three Months and Nine Months Ended September 30, 2000 and 1999

The following table presents selected consolidated financial data of the Company as of and for the periods ended September 30, 2000 and 1999 (in thousands except per share amounts).

                            Three Months Ended September 30,                   Nine Months Ended September 30,
                     -----------------------------------------------    ----------------------------------------------
                             2000                      1999                     2000                     1999
                     ---------------------     ---------------------    ---------------------    ---------------------
Commission revenue
                      $   121,399   90.5%      $   112,280    91.0%     $   327,372    90.8%     $   261,259    89.7%
Title fees                  6,265    4.7%            6,116     5.0%          16,644     4.6%          16,760     5.8%
Other                       6,450    4.8%            4,977     4.0%          16,647     4.6%          13,078     4.5%
                      -----------              -----------              -----------              -----------
Total revenues            134,114  100.0%          123,373   100.0%         360,663   100.0%         291,097   100.0%
                      -----------              -----------              -----------              -----------

Commission expense         85,823   64.0%           78,324    63.5%         229,373    63.6%         180,409    62.0%
All other operating
expenses                   32,034   23.9%           31,576    25.6%          99,572    27.6%          83,818    28.8%
Amortization of
pending real estate
sales contracts                 -       -            2,157     1.7%             665     0.2%           2,157     0.7%
Depreciation and
amortization                2,791    2.1%            2,357     1.9%           8,300     2.3%           6,075     2.1%
                      -----------              -----------              -----------              -----------
Total operating
expenses                  120,648   90.0%          114,414    92.7%         337,910    93.7%         272,459    93.6%
                      -----------              -----------              -----------              -----------

Other income
(expense), net               (160)  (0.1%)            (774)   (0.7%)         (1,372)   (0.4%)         (2,549)   (0.9%)
                      -----------              -----------              -----------              -----------
Income before
income taxes               13,306    9.9%            8,185     6.6%          21,381     5.9%          16,089     5.5%
Income tax expense          5,433    4.0%            3,320     2.7%           8,798     2.4%           6,598     2.2%
                      -----------              -----------              -----------              -----------
Net income            $     7,873    5.9%      $     4,865     3.9%     $    12,583     3.5%     $     9,491     3.3%
                      ===========              ===========              ===========              ===========
Net income per
share:
Basic                 $      0.76              $      0.62              $      1.33              $      1.32
                      ===========              ===========              ===========              ===========

Diluted               $      0.74              $      0.62              $      1.19              $      1.32
                      ===========              ===========              ===========              ===========

Results of Operations of  HomeServices  for the Nine Months Ended  September 30,
2000

Revenues. Total revenues for the nine months ended September 30, 2000 were $360.7 million, an increase of $69.6 million or 23.9% compared to the same period in 1999. Total revenue from companies acquired during 1999 was $76.0 million and $14.1 million in the nine months ended September 30, 2000 and 1999, respectively. Commission revenue for the nine months ended September 30, 2000 was $327.4 million or 90.8% of total revenues, an increase of $66.1 million or 25.3% compared to the same period in 1999. Commission revenue from companies acquired during 1999 was $73.6 million and $14.1 million in the nine months ended September 30, 2000 and 1999, respectively. Total closed transactions for the nine months ended September 30, 2000 were 67,778, an increase of 10,420 or 18.2% primarily attributable to acquired companies. The average home sales price increased from $149,600 in the first nine months of 1999 to $160,700 in the first nine months of 2000, an increase of 7.4%. The combination of the increase in closed transactions and the higher average home sales price resulted in a 26.9% increase in closed transaction volume to $10.9 billion for the nine months ended September 30, 2000 compared to the same period in 1999.

Title fees for the nine months ended September 30, 2000 and 1999 were $16.6 million or 4.6% of total revenues, and $16.8 million or 5.8% of total revenues, respectively. The decrease in title fees is due to the decline in the refinance business partially offset by the incremental title fees from a company acquired in the fourth quarter of 1999 and the addition of title services in two markets in 2000.

Other revenues for the nine months ended September 30, 2000 were $16.6 million or 4.6% of total revenues, an increase of $3.6 million or 27.3% compared to the same period in 1999. The increase is primarily attributed to an increase in the brokerage administrative commission and mortgage origination fees.

Commission Expense. Commission expense from the real estate brokerage operations for the nine months ended September 30, 2000 was $229.4 million, an increase of $49.0 million or 27.1% compared to the same period in 1999. The increase in commission expense is due to higher volume of closed transactions resulting from acquired companies and higher percentage payouts to the agents due primarily to higher sales associate productivity. Commission expense as a percentage of commission revenue increased from 69.1% for the nine months ended September 30, 1999 to 70.1% for the same period in 2000.

All Other Operating Expenses. All other operating expenses for the nine months ended September 30, 2000 were $99.6 million, an increase of $15.8 million or 18.8% compared to the same period in 1999. All other operating expenses include expenses such as salaries and employee benefits, occupancy and business promotion and marketing. The increase is primarily attributed to acquired companies and to a lesser extent, higher activity levels related to the e-commerce initiatives.

Amortization of Pending Real Estate Sales Contracts. Amortization of pending real estate sales contracts was $0.7 million for the nine months ended September 30, 2000 attributable to the acquisition of Champion Realty in December 1999. Amortization of pending real estate sales contracts was $2.2 million for the nine months ended September 30, 1999 attributable to the acquisition of Paul Semonin Realtors and Long Realty in July and August 1999, respectively.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2000 was $8.3 million, excluding the amortization of pending real estate sales contracts, an increase of $2.2 million or 36.6% compared to the same period in 1999, primarily attributed to companies acquired.

Other Income (Expense), Net. Other income (expense), net for the nine months ended September 30, 2000 and 1999 consisted primarily of interest expense and interest income. Interest expense for the nine months ended September 30, 2000 was $2.2 million, a decrease of $1.0 million or 30.2% compared to the same period in 1999. The decrease is attributed primarily to lower borrowings under the revolving credit facility.

Income Tax Expense. The effective tax rate was 40.8% and 40.6% for the nine months ended September 30, 2000 and 1999, respectively. The higher income tax expense for the nine months ended September 30, 2000 as compared to the same period in 1999 is primarily due to higher pre-tax income.

Net Income. Net income for the nine months ended September 30, 2000 was $12.6 million, an increase of $3.1 million or 32.6% compared to the net income for the same period in 1999.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the nine months ended September 30, 2000 and 1999 was $31.7 million and $26.9 million, respectively. EBITDA is defined as net income (loss) before income taxes, interest and other income (expense), net, and depreciation and amortization including amortization of pending real estate sales contracts.

                                                                             Nine Months Ended September 30,
                                                                    --------------------------------------------------
(in thousands)                                                               2000                       1999
                                                                    ------------------------    ----------------------
Net income                                                          $         12,583            $         9,491
Income tax expense                                                             8,798                      6,598
Interest and other (income) expense, net                                       1,372                      2,549
                                                                    ------------------------    ----------------------
Operating income                                                              22,753                     18,638
Amortization of pending real estate sales contracts                              665                      2,157
Depreciation and amortization                                                  8,300                      6,075
                                                                    ------------------------    ----------------------
EBITDA                                                              $         31,718            $        26,870
                                                                    ========================    ======================

Results of Operations of HomeServices for the Three Months Ended September 30, 2000

Revenues. Total revenues for the three months ended September 30, 2000 were $134.1 million, an increase of $10.7 million or 8.7% compared to the same period in 1999. Total revenue from companies acquired during 1999 was $26.2 million and $14.1 million in the three months ended September 30, 2000 and 1999, respectively. Commission revenue for the three months ended September 30, 2000 was $121.4 million or 90.5% of total revenues, an increase of $9.1 million or 8.1% compared to the same period in 1999. Commission revenue from companies acquired during 1999 was $25.2 million and $14.1 million in the three months ended September 30, 2000. Total closed transactions for the three months ended September 30, 2000 were 24,499, an increase of 534 or 2.2% primarily attributed to companies acquired. The average home sales price increased from $154,600 in the third quarter of 1999 to $165,500 in the third quarter of 2000, an increase of 7.1%. The combination of the increase in closed transactions and the higher average home sales price resulted in a 9.4% increase in closed transaction volume to $4.1 billion for the three months ended September 30, 2000 compared to the same period in 1999.

Title fees for the three months ended September 30, 2000 and 1999 were $6.3 million or 4.7% of total revenues, and $6.1 million or 5.0% of total revenues, respectively. The decrease in title fees as a percent of total revenues is due to title fee revenue in 1999 from refinance business being significantly higher than the comparable period in 2000 partially offset by the addition of title services in two markets in 2000.

Other revenues for the three months ended September 30, 2000 were $6.5 million or 4.8% of total revenues, an increase of $1.5 million or 29.6% compared to the same period in 1999. The increase is primarily attributed to an increase in broker's administrative commission and mortgage origination fees.

Commission Expense. Commission expense from the real estate brokerage operations for the three months ended September 30, 2000 was $85.8 million, an increase of $7.5 million or 9.6% compared to the same period in 1999. The increase in commission expense is due to higher volume resulting from acquired companies and higher percentage payouts to the agents due primarily to higher sales associate productivity. Commission expense as a percentage of commission revenue increased from 69.8% for the three months ended September 30, 1999 to 70.7% for the same period in 2000.

All Other Operating Expenses. All other operating expenses for the three months ended September 30, 2000 were $32.0 million, an increase of $0.5 million or 1.5% compared to the same period in 1999. All other operating expenses include expenses such as salaries and employee benefits, occupancy and business promotion and marketing.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2000 was $2.8 million, an increase of $0.4 million or 18.4% compared to the same period in 1999, primarily as a result of business acquisitions.

Amortization of Pending Real Estate Sales Contracts. Amortization of pending real estate sales contracts was $2.2 million for the three months ended September 30, 1999 attributable to the acquisition of Paul Semonin Realtors and Long Realty in July and August 1999, respectively.

Other Income (Expense), Net. Other income (expense), net for the three months ended September 30, 2000 and 1999 consisted primarily of interest expense. Interest expense for the three months ended September 30, 2000 was $0.5 million, a decrease of $0.6 million or 55.4% compared to the same period in 1999. The decrease is attributed to lower borrowings under the revolving credit facility.

Income Tax Expense. The effective tax rate was 41.1% and 41.0% for the three months ended September 30, 2000 and 1999, respectively. The higher income tax expense for the three months ended September 30, 2000 as compared to the same period in 1999 is primarily due to higher pre-tax income.

Net Income. Net income for the three months ended September 30, 2000 was $7.9 million, an increase of $3.0 million or 61.8% compared to the net income for the same period in 1999.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the three months ended September 30, 2000 and 1999 was $16.3 million and $13.5 million, respectively. EBITDA is defined as net income (loss) before income taxes, interest and other income (expense), net, and depreciation and amortization including amortization of pending real estate sales contracts.

                                                                            Three Months Ended September 30,
                                                                    --------------------------------------------------
(in thousands)                                                               2000                       1999
                                                                    ------------------------    ----------------------
Net income                                                          $          7,873            $         4,865
Income tax expense                                                             5,433                      3,320
Interest and other (income) expense, net                                         160                        774
                                                                    ------------------------    ----------------------
Operating income                                                              13,466                      8,959
Amortization of pending real estate sales contracts                                -                      2,157
Depreciation and amortization                                                  2,791                      2,357
                                                                    ------------------------    ----------------------
EBITDA                                                              $         16,257            $        13,473
                                                                    ========================    ======================


Liquidity  and Capital  Resources

The Company's capital requirements consist primarily of working capital, capital expenditures and acquisitions. Historically, the Company has funded its working capital and capital expenditures using cash and cash equivalents on hand. Acquisitions have historically been financed through the Company's initial public offering, borrowings under its revolving credit facility, the private placement of the 7.12% senior notes, loans from MidAmerican Energy Holdings Company ("MidAmerican Holdings"), capital contributions prior to the IPO and cash on hand. The Company's cash and cash equivalents totaled $16.2 million as of September 30, 2000.

The Company's cash provided by operating activities was $21.9 million and $28.7 million for the nine months ended September 30, 2000 and 1999, respectively. In the first nine months of 1999, cash flows from mortgage loans held for sale were positively impacted by the timing of the sale of 1998 mortgage loans delayed into 1999 due to increased mortgage volume and system conversions by major investors in December 1998. Certain of the Company's mortgage operations are conducted through non-consolidated affiliates. For the nine months ended September 30, 2000, the company's share of earnings from such affiliates was $1,724,000, of which $1,487,000 was received as cash distributions.

The Company's cash used in investing activities was $4.7 million and $36.1 million for the nine months ended September 30, 2000 and 1999, respectively. The Company's cash used in investing activities for the nine months ended September 30, 2000 were primarily attributable to the purchase of office property and equipment of $5.5 million. The Company's cash used in investing activities for the nine months ended September 30, 1999 were primarily attributable to the acquisition of Paul Semonin Realtors in July 1999 and Long Realty in August 1999 for $29.0 million collectively and the purchase of office property and equipment of $6.8 million.

The Company's cash (used in) provided by financing activities was ($11.4) million and $14.2 million for the nine months ended September 30, 2000 and 1999, respectively. The Company's cash used in financing activities for the nine months ended 2000 was primarily a result of payments under the revolving credit agreement. The Company's cash provided by financing activities for the nine months ended 1999 was primarily a result of proceeds under the revolving credit agreement and a capital contribution from MidAmerican Holdings in connection with the acquisition of Paul Semonin Realtors.

On October 12, 2000, the Company purchased 1,700,000 of its outstanding common shares in a block trade at a price of $10.50 per share. The Company obtained a waiver of the restricted payment provisions under its $75 million senior secured revolving credit agreement and agreed to reduce the amount of such facility to $65 million to facilitate the purchase.

The Company believes that the cash flow from operations and available borrowings under its $65 million revolving credit facility, will be adequate to meet its needs for working capital, capital expenditures, debt service, planned acquisitions and the continued development of its e-commerce platform. However, future acquisition growth may result in the need to raise additional funds through public or private financings or the formation of strategic ventures.

New accounting pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was delayed by SFAS No. 137 and amended by SFAS No. 138. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company beginning January 1, 2001. The Company does not expect the adoption to have a material financial impact.


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

Item 1. Legal Proceedings

In the ordinary course of business, HomeServices and its subsidiaries are involved in legal proceedings incidental to their operations. HomeServices and its subsidiaries are not currently involved in any legal proceedings that management believes would have a material adverse effect on the operations or financial condition of HomeServices and its subsidiaries taken as a whole.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Default on Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      See Exhibit Index.
(b)      Reports on Form 8-K - none.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Edina, State of Minnesota, on this ___th day of November, 2000.

                                         HOMESERVICES.COM INC.

                                        By: /s/  Galen K. Johnson
                                                 Senior Vice President and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit                                                             Page
  No.                                                                No.

  27              Financial Data Schedule                            16