Form 10-K405
period 2000-12-31
HOMESERVICES COM INC
filed 2001-03-30
CIK 1090445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000
                           Commission File No. 1-9874

                              HomeServices.Com Inc.
             (Exact name of registrant as specified in its charter)

        Delaware                                                41-1945806
-------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

6800 France Ave. South, Suite 600, Edina, Minnesota               55435
---------------------------------------------------          ----------------
(Address of principal executive offices)                        (Zip Code)

     Registrant's telephone number, including area code: (952) 928-5900
                                                         --------------

     Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                           Name of exchange
     -------------------                          on which registered
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

                                 Yes  X     No
                                    ----      ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Based on the closing sales price of Common Stock on the Nasdaq Stock Market on March 23, 2001 the aggregate market value of the Common Stock held by non-affiliates of the Company was $13,984,230.

     8,722,942 shares of Common Stock were outstanding on March 29, 2001

DOCUMENTS INCORPORATED BY REFERENCE

     Incorporated by reference into this Form 10-K, in response to Items 10 through 13 of Part III, are the portions of the Company's proxy statement dated on or about April 16, 2001 for the Annual Meeting of Shareholders to be held on May 16, 2001 (the "Proxy Statement").

                                TABLE OF CONTENTS
                                -----------------


PART I......................................................................3

Item 1.  Business...........................................................3
     General................................................................3
     Acquisition History....................................................4
     Mortgage Operations....................................................5
     Title, Escrow and Closing Services.....................................6
     Relocation Services....................................................6
     The Hook Up(TM)........................................................6
     The Fix Up(TM).........................................................7
     e-mortgages............................................................7
     Competition............................................................7
     Employees and Sales Associates.........................................8
     Regulation.............................................................8
Item 2. Properties..........................................................9
Item 3. Legal Proceedings...................................................9
Item 4. Submission of Matters to a Vote of Security Holders.................9

PART II....................................................................10

Item 5. Market for Registrant's Common Equity and Related Stockholder
     Matters...............................................................10
Item 6. Selected Financial Data............................................11
Item 7. Management's Discussion and Analysis of Financial Condition
     & Results of Operations..... .........................................11
     Results of Operations.................................................11
   Results of Operations of Homeservices.com
     for the Year Ended December 31, 2000..................................11
   Results of Operations of Homeservices.com
     for the Year Ended December 31, 1999..................................12
   Results of Operations of Homeservices.com
     for the Period From May 28, 1998 Through December 31, 1998............13
   Results of Operations of Predecessor
     for the Period From January 1, 1998 Through May 27, 1998..............14
   Liquidity and Capital Resources.........................................14
Item 7A. Quantitative and Qualitative Disclosures about Market Risk........15
Item 8. Financial Statements and Supplementary Data........................16
   Consolidated Balance Sheets.............................................16
   Consolidated Statements of Income.......................................17
   Consolidated Statements of Changes in Stockholders' Equity and
     Comprehensive Income..................................................18
   Consolidated Statements of Cash Flows...................................19
   Notes to Consolidated Financial Statements..............................20
   Report of Independent Accountants.......................................34
Item 9. Changes in and Disagreements With Accountants
   on Accounting and Financial Disclosure..................................35

PART III...................................................................36

Item 10.  Directors, Executive Officers and Key Employees..................36

PART IV....................................................................39

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K....39
   Valuation and Qualifying Accounts and Reserves..........................40
Signatures.................................................................41
Exhibit Index..............................................................43

                                     PART I

ITEM 1. BUSINESS.

GENERAL

HomeServices.Com Inc. ("HomeServices" or "Company") is the second largest residential real estate brokerage firm in the United States based on aggregate closed transaction sides in 2000 for its various brokerage firm operating subsidiaries. Closed transaction sides mean either the buy side or sell side of any closed home purchase and is the standard term used by industry participants and publications to rank real estate brokerage firms. In addition to providing traditional residential real estate brokerage services, HomeServices cross sells to its existing real estate customers preclosing services, such as mortgage origination and title services, including title insurance, title search, escrow and other closing administrative services, and assists in securing other preclosing and postclosing services provided by third parties, such as home warranty, home inspection, home security, property and casualty insurance, hook up of utilities and related services, home maintenance, repair and remodeling. HomeServices currently operates primarily under the Edina Realty Home Services, Iowa Realty, J.C. Nichols Residential, CBSHOME, Paul Semonin Realtors, Long Realty Company and Champion Realty Inc. brand names in the following twelve states: Minnesota, Iowa, Arizona, Kansas, Missouri, Kentucky, Nebraska, Wisconsin, Indiana, Maryland, North Dakota and South Dakota. HomeServices occupies the number one or number two market share position in each of its major markets based on aggregate closed transaction sides for the year ended December 31, 2000. HomeServices' major markets consist of the following metropolitan areas: Minneapolis and St. Paul, Minnesota; Des Moines, Iowa; Omaha, Nebraska; Kansas City, Kansas; Louisville and Lexington, Kentucky; Springfield, Missouri; Tucson, Arizona and Annapolis, Maryland.

While HomeServices commenced operations in May 1998 with its acquisition of Iowa Realty and Edina Realty, the real estate brokerage firms that currently comprise HomeServices collectively manage 167 branch offices, have approximately 6,600 sales associates and have operated for between 13 and 85 years, with an average operating history of approximately 50 years in our major markets. Sales associates are not employees of HomeServices, but operate under independent contractor agreements.

HomeServices is approximately 83% owned by MidAmerican Energy Holdings Company ("MidAmerican Holdings"), a midwestern utility holding company. As a result, MidAmerican Holdings has the power to elect the entire board of directors and approve matters submitted to a vote of stockholders. MidAmerican Holdings provides certain support services to HomeServices, including management, advisory, legal, treasury, employee benefit plan and insurance administration and other services, pursuant to a services agreement which is on terms HomeServices believes to be as favorable as it could obtain from an unrelated third party. Under the services agreement, HomeServices is required to pay
MidAmerican Holdings a monthly fee in an amount equal to $50,000 plus reimbursement for all reasonable employee and out-of-pocket costs and expenses incurred by MidAmerican Holdings in connection with providing these services to HomeServices. In addition to the services agreement, HomeServices and MidAmerican Holdings have entered into a registration rights agreement and a tax indemnity agreement. As a holding company, HomeServices conducts all of its operations through its real estate brokerage and related services subsidiaries.

According to the National Association of Realtors, the median length of the homeownership life cycle is seven years, which means that half of all homes are owned by the same person for seven years or more and half of all homes are owned by the same person for less than seven years. This homeownership life cycle includes the process of buying a home, maintaining, repairing, remodeling the home over the years, and eventually reselling and purchasing a new home. Of this homeownership life cycle, the real estate broker's relationship with its customer during the listing process and sale and purchase transaction has typically lasted for 60-120 days. According to a 2000 survey conducted for the National Association of Realtors, 75% of homebuyers received recommendations from their real estate sales associate about providers of other real estate related services and/or products. More than 90% of homebuyers who received at least one recommendation purchased at least one product and/or service based on the recommendation given by the real estate sales associate. The services and products recommended were mortgage lending, title insurance, home inspections and home warranty for example. Such recommendations for ancillary products and services can be valuable for homebuyers, especially since they are usually preoccupied with other facets of the real estate transaction and could use sound advice from those with the experience and know-how that real estate sales associates offer.

HomeServices provides many of the services that are considered by the survey to be valuable for homebuyers. HomeServices believes that the strong relationships it develops with its customers afford it a unique opportunity to expand its business by maintaining and strengthening its customer relationships by offering contacts for additional basic home services initiated at closing and a variety of other products and services used after the closing of a home purchase. HomeServices receives advertising/sponsorship and referral service revenues from the service providers under contracts entered into with the service providers. HomeServices believes that by offering these additional services to its customers, particularly by means of e-commerce, it can assist its customers through each stage of the average seven-year homeownership life cycle and maintain its customers throughout the homeownership life cycle. HomeServices believes that the customer knowledge that it gains during the sale and/or purchase process allows it to target its particular services to the homebuyer's specific needs.

The business of the Company is subject to various risks and uncertainties, more specifically described in the Company's Form 8-K, dated March 16, 2001. The Company's Common Stock is traded on the Nasdaq Stock Market. HomeServices' principal executive offices are located at 6800 France Avenue South, Suite 600, Edina, Minnesota 55435 and its telephone number is (952) 928-5900. The Company was incorporated in 1999 under the laws of the state of Delaware.

ACQUISITION HISTORY

HomeServices, as successor by merger to MidAmerican Realty Services Company, entered the real estate brokerage business in May 1998 by acquiring Iowa Realty Co. Inc. and Edina Realty Home Services of Minnesota, both formerly part of AmerUs Home Services Inc. HomeServices expanded its business with the purchases in August 1998 of two additional established real estate brokerage firms in Omaha, Nebraska, HOME Real Estate Holdings Inc. and CBS Real Estate Company, which were merged to form CBSHOME Real Estate Company. In September 1998, HomeServices acquired J.C. Nichols Residential, Inc., a brokerage firm operating in the greater Kansas City area. In December 1998, HomeServices acquired Nebraska Land Title & Abstract. In July 1999, HomeServices acquired Paul Semonin Realtors, a Louisville, Kentucky real estate brokerage firm with operations in Lexington, Kentucky and southern Indiana. In August 1999, HomeServices acquired Long Realty Company, a Tucson, Arizona real estate brokerage firm. In December 1999, the Company acquired Champion Realty Inc., a real estate brokerage operating in the Chesapeake Bay and eastern shore region of Maryland. In January 2001, the Company acquired the residential division of Tucson Realty & Trust Company and combined it with Long Realty Company establishing Long Realty Company as the undisputed leader in the Tucson market.

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

     *    marketing the property and showing it to the buyer;

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

Typically, the percentage of the real estate commissions received by HomeServices that is then paid to HomeServices' sales associates will vary based on factors determined by HomeServices, such as sales associate productivity and rates that are paid to competing associates in the same local or regional market. The percentage of total commissions which HomeServices has paid to sales associates has averaged approximately 69.1% over the past three years.

MORTGAGE OPERATIONS

HomeServices offers mortgage origination services, primarily for loans in which it acted as the broker in the home purchase transaction. Originations refer to the general process of arranging mortgage financing on behalf of the customer for the purchase of property or for the refinancing of an existing mortgage. HomeServices currently provides a substantial portion of these residential mortgage origination services through a joint venture with Wells Fargo Home Mortgage Inc., a subsidiary of Wells Fargo & Company and one of the largest mortgage originators in the United States. Pursuant to the joint venture, HomeServices evaluates the mortgage loans it originates against underwriting standards of Wells Fargo Home Mortgage. The joint venture employs loan originators and supervisory staff and purchases processing, underwriting and closing services from Wells Fargo Home Mortgage. Under a services agreement between Wells Fargo Home Mortgage and the joint venture, Wells Fargo Mortgage provides these services and is reimbursed by the joint venture for the costs incurred on comparable terms to those Wells Fargo Home Mortgage is reimbursed by its own loan production offices. Profits earned by the joint venture after payment of the amounts owed to Wells Fargo Home Mortgage which amount varies, and all other expenses are then divided per the joint venture agreement between HomeServices and Wells Fargo Home Mortgage. Since Wells Fargo Home Mortgage underwrites and services the mortgages, HomeServices retains none of the servicing responsibilities or liabilities for the mortgages it originates and Wells Fargo Home Mortgage bears the losses from any failure by a mortgagor to pay principal, interest or other amounts under a mortgage.

In January 2001, HomeServices combined the mortgage originations business of its wholly owned Kansas City subsidiary, Plaza Mortgage, into its mortgage origination joint venture with Wells Fargo Home Mortgage. HomeServices expects that other of its mortgage origination subsidiaries may be combined with the joint venture with Wells Fargo Home Mortgage at some future date.

TITLE, ESCROW AND CLOSING SERVICES

In all markets in which it operates other than Iowa and Kansas, HomeServices performs abstracting, examination, search, endorsements, recordation, preparation of title policy documents when acting as agent for Chicago Title and other title insurance companies and closing administrative services as part of its title services. HomeServices acts as a title agent in such transactions and does not underwrite the insurance. Iowa is the only state that does not authorize residential title insurance. Instead, Iowa uses abstract companies to provide the history (abstract) to lawyers for their review and warranty. In Iowa, HomeServices prepares property abstracts for titles for real estate agencies, attorneys, financial institutions and other parties involved in the selling or financing of real estate. Kansas currently significantly restricts residential real estate brokers from also performing title operations. HomeServices receives fees for all of the above services in addition to retaining a substantial portion of title insurance premiums in states other than Iowa and Kansas.

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

RELOCATION SERVICES

HomeServices offers corporations a variety of specialized services primarily concerned with facilitating the resettlement of transferred employees. HomeServices believes that these relocation services minimize the stress and inconvenience for the transferees and their families while maximizing cost-effectiveness to the corporations. These relocation services generally include home-finding assistance, home-selling assistance, group-move coordination, inspection services, international relocation assistance, cost-of-living comparisons, school and neighborhood comparisons, moving services, mortgage services and expense management.

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

THE HOOK UP(TM)

HomeServices believes that it provides its customers, and particularly its buy-side customers, a broader and more comprehensive range of services than its competitors by offering The Hook Up(TM) to the customers. The Hook Up(TM) program arranges for the disconnect and reconnection of basic home services necessary to the home buyer. HomeServices believes it is especially well-positioned to offer The Hook Up(TM) to its buy-side customers with whom it has developed relationships during the home purchasing experience.

HomeServices offers third-party products and services under the The Hook Up(TM) program through all of its operating companies. These products and services include local and long distance telephone service, Internet service and cable television service, newspaper delivery, home security, including monthly monitoring, home warranty, which is provided by the seller to the buyer as to the nonstructural condition of the home, such as the condition of the heating and air conditioning units, home inspection, property and casualty insurance, electricity, natural gas, waste disposal, lawn service, moving and locksmith.

HomeServices currently provides third-party products and services to all existing real estate customers through traditional means and through The Hook Up(TM) program by means of e-commerce.

HomeServices continues to evaluate the types of The Hook Up(TM) services that it provides and opportunities for expansion. HomeServices receives revenues for the services listed above from the service providers pursuant to contracts that it has already entered into with the service providers.

THE FIX UP(TM)

As part of promoting a "one-stop shopping" experience for its customers at closing and throughout the typical seven-year homeownership cycle, HomeServices provides its existing customers and Internet customers generally, through
e-commerce, referrals for home maintenance, repair and remodeling related products and services. These products and services are provided by third-party providers. HomeServices believes that The Fix Up(TM) services assist a new homeowner through each stage of the homeownership cycle by simplifying their search process for third-party service providers. HomeServices screens and monitors these third-party service providers to ensure that they meet pre-established quality performance standards, although HomeServices does not make any contractual representations to customers as to the quality performance of these providers or to guarantee their performance. The third-party providers offer such services as roofing, siding, decking, remodeling, windows, landscaping, plumbing, electrical, heating, ventilation and air conditioning.

In  exchange  for   connecting   customers  to  these   third-party   providers,
HomeServices receives service fees from the actual third-party providers.

E-MORTGAGES

As a part of its e-commerce operations, HomeServices offers existing real estate customers and other Internet customers generally the opportunity to originate and refinance mortgages and home equity loans on-line. HomeServices currently provides these mortgage origination services through its HomeServices Lending subsidiaries.

COMPETITION

The residential real estate brokerage business throughout the United States is highly competitive and is characterized by many small independent real estate brokerage firms, a few major regional players, and a multiregional player, NRT Incorporated. Despite the fragmented nature of the real estate brokerage business, each of HomeServices' residential real estate brokerage firms commands the number one or number two position in each of their respective major markets. The different types of real estate operations include independent brokers, franchises and company owned stores.

In the residential real estate brokerage business, HomeServices' real estate brokerage firms compete in their existing markets with regional multi-office independent and franchise real estate organizations as well as local single office independent real estate organizations. HomeServices also competes nationally with franchise real estate organizations, such as RE/MAX, GMAC, The Prudential and NRT Incorporated, which operates a number of offices under the franchised Century 21, ERA and Coldwell Banker brand names. Companies compete for real estate brokerage business primarily on the basis of services offered, reputation, personal contacts, and, to some degree, price.

In the real estate brokerage business, companies also compete to obtain the most qualified and experienced sales associates. Competition for these sales associates is based on commission fee rates, services the company offers, its reputation and personal contacts.

In its mortgage loan origination business, HomeServices, including the joint venture with Wells Fargo Home Mortgage, competes with other mortgage originators, such as mortgage bankers, state and national banks, and thrift institutions, some of which have substantially greater resources than HomeServices. HomeServices competes for loan origination business based on services offered, price and available terms and its ability to market through its sales and marketing services. HomeServices employs full-time mortgage consultants who are assigned to various real estate brokerage offices and title offices. The mortgage consultants currently originate mortgage loans primarily from HomeServices' real estate customers. In the e-mortgage business, which is fragmented with no single dominant player, HomeServices will compete generally with other mortgage originators providing services over the Internet. HomeServices believes it will have a competitive advantage over these rivals because they typically do not have a direct relationship with the customer.

In the The Hook Up(TM) and The Fix Up(TM) services, HomeServices will continue to compete with other third-party services. However, these competitors, unlike HomeServices, typically do not have a direct relationship with the customer.

In the e-commerce business more generally, HomeServices competes with Internet websites such as Realtor.com and Homestore.com that provide access to similar products or services. HomeServices believes it has a competitive advantage over these competitors because, unlike HomeServices, these others are not licensed real estate brokers and therefore, typically do not have a direct relationship with the customer.

EMPLOYEES AND SALES ASSOCIATES

As of December 31, 2000, HomeServices employed approximately 1,600 individuals and had approximately 6,600 sales associates, who are independent contractors and not employees. None of HomeServices' employees or sales associates is covered by a collective bargaining agreement. Management believes that HomeServices' relations with its employees and sales associates are good.

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

REGULATION

Real estate brokerage is regulated at both the state and federal levels in the United States. HomeServices' real estate brokerage firms and all sales associates are licensed by their respective state regulatory agencies. State statutes contain general standards for and prohibitions on the conduct of real estate brokers and sales associates and set standards in disclosure when acting in an agency and dual agency capacity (i.e., representing a seller and a buyer in a transaction), collecting commissions, continuing broker and sales associate education, administering trust funds, advertising and disclosing information in real estate forms.

Under state law, each of HomeServices' realty companies has a duty to supervise and is responsible for the conduct of its sales associates. The states enforce their regulatory authority by responding to consumer complaints and, if appropriate, by taking action against the licensee. The action may include a warning letter or reprimand, a temporary suspension of license or a revocation of license with fines imposed. Each of HomeServices' licensed realty companies strives to avert regulatory complaints by educating its sales associates about state regulations with established training programs. HomeServices' in-house legal department takes primary responsibility for handling any regulatory complaints received by the realty companies concerning their operations and sales associates. HomeServices believes that to date, none of the regulatory complaints received by the realty companies have been material. Further, the majority of those complaints have not resulted in any action being taken by the regulatory authority. There are currently no regulatory investigations that, if found to merit regulatory action, would adversely affect HomeServices' ability to conduct business.

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

ITEM 2. PROPERTIES.

HomeServices' principal offices are located in Edina, Minnesota, where HomeServices leases approximately 50,000 square feet of office space. This lease expires in 2003. The rent under this lease is approximately $650,000 per year. In addition, HomeServices has a total of 167 branch offices, substantially all of which are leased. HomeServices' office leases generally have initial terms ranging from three to ten years, with an option to extend the lease for additional periods. The leases are typically net leases, which means that HomeServices is required to pay property taxes, utilities and maintenance. HomeServices believes that its present facilities are adequate for its current level of operations.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, HomeServices and its subsidiaries are involved in legal proceedings incidental to their operations. HomeServices and its subsidiaries are not currently involved in any legal proceedings that management believes would have a material adverse effect on the operations or financial condition of HomeServices.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock is listed on the Nasdaq Stock Exchange under the symbol "HMSV."

PERIOD                                         HIGH                 LOW
------                                       --------             --------

For year ended December 31, 2000
  Quarter ended March 31, 2000               $15.1250             $ 8.6250
  Quarter ended June 30, 2000                $11.6250             $ 8.0000
  Quarter ended September 30, 2000           $11.5625             $11.2500
  Quarter ended December 31, 2000            $11.5000             $10.0000

  Quarter ended December 31, 1999            $16.5000             $14.5000


As of March 23, 2001, there were approximately 214 holders of record of the Common Stock.

HomeServices did not pay any cash dividends on its Common Stock during 2000, 1999 or 1998. The Company's present policy is to reinvest earnings in the Company and pay no dividends on its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

The following table presents selected consolidated financial data of the Company as of and for the years ended December 31, 2000 and 1999 and the periods ended December 31, 1998 and May 27, 1998 (dollars in thousands except per share amounts).

                                                                  Company                          Predecessor
                                                ---------------------------------------------    ---------------
                                                                                 May 28, 1998    January 1, 1998
                                                 Year Ended     Year Ended         Through           Through
                                                December 31,    December 31,     December 31,        May 27,
                                                    2000            1999            1998              1998
                                                ------------    ------------     ------------    ---------------
STATEMENT OF INCOME DATA:
Revenues:
Commission revenue...........................      $ 426,727       $ 355,124       $ 169,647       $ 74,893
Title fees ..................................         21,936          21,313          14,154          7,575
Other .......................................         22,030          16,854           6,790          3,769
                                                   ---------       ---------       ---------       --------
Total Revenues ..............................        470,693         393,291         190,591         86,237
                                                   ---------       ---------       ---------       --------

Operating expenses:
Commission expense ..........................        300,323         246,475         113,225         49,107
All other operating expenses ................        131,062         118,042          59,265         31,126
Amortization of pending real estate contracts            665           3,088          18,271             --
Depreciation and amortization ...............         10,912           8,881           4,177          2,293
                                                   ---------       ---------       ---------       --------
Total operating expenses.....................        442,962         376,486         194,938         82,526
                                                   ---------       ---------       ---------       --------

Total other income (expense), net ...........         (1,645)         (3,128)         (1,334)           (94)

Income (loss) before income taxes ...........         26,086          13,677          (5,681)         3,617
Income tax expense (benefit) ................         10,308           6,025          (2,247)         1,664
                                                   ---------       ---------       ---------       --------
Net income (loss) ...........................      $  15,778       $   7,652       $  (3,434)      $  1,953
                                                   =========       =========       =========       ========
Net income (loss) per share:
Basic........................................      $    1.69       $    0.96       $   (0.51)      $   0.41
                                                   =========       =========       =========       ========
Diluted .....................................      $    1.54       $    0.96       $   (0.51)      $   0.41
                                                   =========       =========       =========       ========

                                                December 31,    December 31,    December 31,
BALANCE SHEET DATA:                                 2000            1999            1998
                                                ------------    ------------    ------------
Cash and cash equivalents...............           $   5,825       $  10,318       $   3,114
Total assets............................           $ 169,470       $ 168,843       $ 128,520
Long term debt including current portion           $  47,404       $  48,817       $  61,445
Stockholders' Equity....................           $  80,636       $  82,352       $  35,194

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
Results of operations of the Company are significantly influenced by the timing of when entities are acquired. The results of operations reflect the revenues and expenses of each of the entities from their respective dates of acquisition.

The Company's real estate brokerage business being concentrated in the upper Midwest is subject to seasonal fluctuations. More home sale transactions tend to close during the second and third quarters of the year. As a result, the Company's operating results and profitability are historically higher in the second and third quarters relative to the remainder of the year.

RESULTS OF OPERATIONS OF HOMESERVICES.COM FOR THE YEAR ENDED DECEMBER 31, 2000 Revenues. Total revenues for the year ended December 31, 2000 were $470.7 million. Commission revenue totaling $426.7 million accounted for 90.7% of total revenues and title fees totaling $21.9 million accounted for 4.7% of total revenues. Commission revenue increased $71.6 million in 2000 primarily as a result of companies acquired in the latter part of 1999. Other revenues totaling $22.0 million accounted for 4.6% of total revenues and included escrow and closing revenue, mortgage origination fee income, franchise fees, relocation and service-provider generated revenue and various other revenues.

Commission Expense. Commission expense totaled $300.3 million or 70.4% of commission revenue for the year ended December 31, 2000. Commission expense as a percentage of commission revenue will vary due to sales associate productivity, seasonality and pay scales at the various subsidiaries.

Amortization of Pending Real Estate Sales Contracts. Upon acquiring the real estate brokerage companies, the Company establishes an asset for the value of pending real estate sales contracts. The unamortized value as of December 31, 1999 of these acquired contracts for acquisitions prior to 2000 was $0.7 million which was fully amortized to expense in the year ended December 31, 2000.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2000 totaled $10.9 million, excluding the amortization of pending real estate sales contracts. Depreciation and amortization in 2000 included $1.1 million of incremental goodwill amortization related to business acquisitions.

All Other Operating Expenses. All other operating expenses for the year ended December 31, 2000 totaled $131.1 million. All other operating expenses included salaries and employee benefits of $64.4 million, occupancy expense of $22.4 million, business promotion and advertising expense of $18.9 million, and other operating expenses of $25.3 million.

Other Income (Expense), Net. Other income (expense), net for the year ended December 31, 2000 consisted of interest income and expense. Interest income and expense for the year ended December 31, 2000 was $1.5 million and $3.2 million, respectively. Lower interest expense in 2000 was primarily related to lower borrowings relative to 1999.

Income Tax Expense (Benefit). The effective income tax rate for the year ended December 31, 2000 was 39.5%. The lower effective tax rate in 2000 was due to state book to tax adjustments.

Net Income. Net income for the year ended December 31, 2000 was $15.8 million, reflecting operations of the entities acquired in 1999 for the full year in 2000.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the twelve months ended December 31, 2000 is $39.3 million. EBITDA is defined as net income (loss) before income taxes, interest and other income (expense), net, plus depreciation and amortization and amortization of pending real estate sales contracts.

RESULTS OF OPERATIONS OF HOMESERVICES.COM FOR THE YEAR ENDED DECEMBER 31, 1999 Revenues. Total revenues for the year ended December 31, 1999 were $393.3 million. Commission revenue totaling $355.1 million accounted for 90.3% of total revenues and title fees totaling $21.3 million accounted for 5.4% of total revenues. Title fee revenue is affected by the number of brokerage refinancing transactions. The number of brokerage refinancing transactions during the period was unfavorably affected by interest rate increases in the latter half of 1999. Other revenues totaling $16.9 million accounted for 4.3% of total revenues and included escrow and closing revenue, mortgage origination fee income, franchise fees, relocation and service-provider generated revenue and various other revenues.

Commission Expense. Commission expense totaled $246.5 million or 69.4% of commission revenue for the year ended December 31, 1999. Commission expense as a percentage of commission revenue will vary due to sales associate productivity, seasonality and pay scales at the various subsidiaries.

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

Other Income (Expense), Net. Other income (expense), net for the year ended December 31, 1999 consisted primarily of interest expense. Interest expense for the year ended December 31, 1999 was $4.1 million. Interest expense in 1999 reflected a full year of interest related to debt used to finance 1998 acquisitions. Initial financing was obtained through borrowings from MidAmerican Holdings. In the fourth quarter of 1998, these borrowings were refinanced with the proceeds of $35.0 million private placement 7.12% senior notes and borrowings of $25.0 million under a revolving credit facility. An additional $8.0 million of debt was borrowed by the Company from MidAmerican Holdings in August 1999 to finance the acquisition of Long Realty Company. In September 1999, the Company replaced the $25 million revolving credit facility with a $75 million facility. In October 1999, the Company repaid the MidAmerican Holdings and revolving credit facility loans with proceeds from the IPO and cash on hand. In December 1999, the revolving credit facility was used by the Company, together with other funds, to finance the acquisition of Champion Realty Inc..

Income Tax Expense (Benefit). The effective income tax rate for the year ended December 31, 1999 was 44.1% which is higher than the Company's statutory rate due to the effective state tax rate, along with permanent tax differences for certain goodwill amortization and other non-deductible expenses.

Net Income. Net income for the year ended December 31, 1999 was $7.7 million, reflecting operations of the entities acquired in 1998 for the full year in 1999 and Paul Semonin Realtors, Long Realty Company, and Champion Realty Inc. from the dates of acquisition through December 31, 1999.

EBITDA for the twelve months ended December 31, 1999 is $28.8 million.

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

Amortization of Pending Real Estate Sales Contracts. Upon acquiring the real estate brokerage companies, the Company establishes an asset for the value of pending real estate sales contracts. The value of these acquired contracts for the 1998 acquisitions was $18.3 million, which was fully amortized to expense in the year ended December 31, 1998.

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

Net Income (Loss). The predecessor's net income for the period from January 1, 1998, through May 27, 1998, was $2.0 million.

EBITDA. EBITDA for the period of January 1, 1998 through May 27, 1998 was $6.0 million.

LIQUIDITY AND CAPITAL RESOURCES
The Company's capital requirements consist primarily of working capital, capital expenditures and acquisitions. Historically, the Company has funded its working capital and capital expenditures using cash and cash equivalents on hand. Acquisitions have historically been financed through the Company's initial public stock offering, borrowings under its revolving credit facility, the private placement of the 7.12% senior notes, loans from MidAmerican Holdings, capital contributions and cash on hand. The Company's cash and cash equivalents totaled $5.8 million and $10.3 million at December 31, 2000 and 1999, respectively.

The Company's cash provided by operating activities was $24.1 million and $33.1 million for the year ended December 31, 2000 and 1999, respectively. The decrease in 2000 is due primarily to a change in mortgage loans held for sale.

The Company's cash used in investing activities was $9.3 million and $46.6 million for the year ended December 31, 2000 and 1999, respectively. The Company's cash used in investing activities for the year ended 2000 was primarily as a result of $8.4 million of office property and equipment purchases. The Company's cash used in investing activities for the year ended 1999 was primarily as a result of the acquisitions of Paul Semonin Realtors, Long Realty Company, and Champion Realty Inc. for a combined $36.8 million, net of cash and cash equivalents acquired.

The Company's cash (used in) provided by financing activities was ($19.2) and $20.7 million for the year ended December 31, 2000 and 1999, respectively. The Company's cash used in financing activities for the year ended 2000 was primarily a result of the Company's purchase of 1,700,000 of its outstanding common stock at a price of $10.50 per share. The Company's cash provided by financing activities for the year ended 1999 was primarily a result of proceeds from the issuance of common stock through a public offering and capital contributions.

In May 1998, HomeServices entered into a revolving credit agreement with MidAmerican Holdings to borrow funds from time to time, primarily to support the acquisitions. As of December 31, 2000 and 1999, there were no borrowings under this agreement. The interest rate on borrowings is equal to the 30-day LIBOR rate plus 1% (7.6% on December 31, 2000). On June 24, 1999, the revolving credit agreement with MidAmerican Holdings was amended to reduce MidAmerican Holdings' total commitment and the Company's borrowing capacity thereunder from $100 million to $10 million.

In November 1998, the Company obtained a $25 million, five-year revolving credit facility. On September 20, 1999, the Company entered into a new $75 million senior secured revolving credit agreement which replaced the then existing $25 million revolving credit facility. The senior secured revolving credit agreement has a term of three years and is secured by a pledge of the capital stock of all of the existing and future subsidiaries of the Company. Amounts outstanding under this revolving credit facility bear interest, at the Company's option, at either the prime lending rate or LIBOR plus a fixed spread of 1.25% to 2.50%, which varies based on the Company's cash flow leverage ratio. As of December 31, 2000, the blended average interest rate on the revolving credit facility borrowings of $10 million was 7.3%.

In October 2000, the Company obtained a waiver of the restricted payment provisions under its $75 million senior secured revolving credit agreement related to the Company's purchase of 1,700,000 of its outstanding common stock and agreed to reduce the amount of such facility to $65 million to facilitate the purchase.

The Company believes that the cash flow from operations and available borrowings under its revolving credit facility will be adequate to meet its needs for working capital, capital expenditures, debt service, planned acquisitions and the continued development of its e-commerce platform. However, future acquisition growth may result in the need to raise additional funds through public or private financings or the formation of strategic ventures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to changes in interest rates which could negatively impact its business. The Company's fixed rate long-term debt does not expose the Company to the risk of earnings loss from increased interest expense as a result of changes in the market interest rate. The Company has managed its interest rate risk for its variable rate debt by entering into interest rate swap agreements which provide for payment of a fixed rate of interest and the receipt of a variable rate indexed to LIBOR. The nominal amount of such swaps was $12.5 million as of December 31, 2000 and 1999, respectively. The fair value of the interest rate swap at December 31, 2000 was $136,000. Assuming a 10% increase in interest rates, the fair value of the swap agreement would have been $162,000 at December 31, 2000. In the future, the Company may continue using interest rate swaps to reduce risk on the variable debt or, when appropriate, may replace the variable rate debt with fixed rate debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                              HOMESERVICES.COM INC.
                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                           as of December 31,
                                                         ----------------------
                                                            2000        1999
                                                         ----------   ---------
ASSETS
Current Assets:
---------------
Cash and cash equivalents .............................. $   5,825    $  10,318
Commissions and other trade receivables,
  net of allowance of $386 and $1,332 ..................     8,856        7,089
Mortgage loans held for sale ...........................     5,548        2,974
Pending real estate sales contracts ....................        --          673
Amounts held in trust ..................................    13,141        8,734
Income taxes receivable ................................       731          534
Deferred income taxes ..................................     1,081        1,571
Other current assets ...................................     3,875        3,224
                                                         ---------    ---------
     Total current assets ..............................    39,057       35,117
                                                         ---------    ---------

Other Assets:
-------------
Office property and equipment, net .....................    23,792       22,943
Intangible assets, net .................................   102,613      106,056
Deferred income taxes ..................................        --        1,108
Other assets ...........................................     4,008        3,619
                                                         ---------    ---------
     Total other assets ................................   130,413      133,726
                                                         ---------    ---------

TOTAL ASSETS ........................................... $ 169,470    $ 168,843
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
--------------------
Accounts and commissions payable ....................... $   9,045    $   7,172
Accrued expenses .......................................    10,940       12,853
Payable to affiliates ..................................       215          857
Cash held in trust .....................................    13,141        8,734
Current portion of long-term debt ......................       742          707
Other current liabilities ..............................     1,606        1,945
                                                         ---------    ---------
     Total current liabilities .........................    35,689       32,268
                                                         ---------    ---------

Other Liabilities:
------------------
Long-term debt .........................................    46,662       48,110
Agent profit-sharing ...................................     6,168        5,775
Deferred income taxes ..................................        21           --
Other noncurrent liabilities ...........................       294          338
                                                         ---------    ---------
     Total other liabilities ...........................    53,145       54,223
                                                         ---------    ---------
     Total liabilities .................................    88,834       86,491
                                                         ---------    ---------
Commitments and contingencies (Note 14)
Stockholders' Equity:
---------------------
Convertible preferred stock, $0.01 par value,
  2,000,000 shares authorized; no shares
  issued at December 31, 2000 and 1999 .................        --           --
Common stock, $0.01 par value, 38,000,000 shares
  authorized; 10,422,942 shares issued at
  December 31, 2000 and 1999 ...........................       104          104
Additional paid-in capital .............................    78,705       78,705
Notes receivable from shareholders .....................      (317)        (651)
Accumulated other comprehensive loss ...................        (2)         (24)
Retained earnings ......................................    19,996        4,218
Less: Treasury stock, 1,700,000 common shares
  at December 31, 2000, at cost ........................   (17,850)          --
                                                         ---------    ---------
     Total stockholders' equity
                                                            80,636       82,352
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............. $ 169,470    $ 168,843
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                              HOMESERVICES.COM INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             Company                     Predecessor
                                             ----------------------------------------  ---------------
                                                                         May 28, 1998  January 1, 1998
                                             Year Ended     Year Ended    Through          Through
                                             December 31,  December 31,  December 31,      May 27,
                                                 2000         1999         1998             1998
                                             ------------  ------------  ------------  ---------------
Revenues:
Commission revenue...........................   $ 426,727    $ 355,124    $ 169,647       $ 74,893
Title fees ..................................      21,936       21,313       14,154          7,575
Other .......................................      22,030       16,854        6,790          3,769
                                                ---------    ---------    ---------       --------
Total revenues ..............................     470,693      393,291      190,591         86,237

Operating expenses:
Commission expense ..........................     300,323      246,475      113,225         49,107
Salaries and employee benefits ..............      64,406       58,075       27,603         14,620
Occupancy ...................................      22,384       19,189        9,081          5,564
Business promotion and advertising ..........      18,926       16,543        8,632          5,184
Other operating expenses ....................      25,346       24,235       13,949          5,758
Amortization of pending real estate contracts         665        3,088       18,271             --
Depreciation and amortization ...............      10,912        8,881        4,177          2,293
                                                ---------    ---------    ---------       --------
Total operating expenses: ...................     442,962      376,486      194,938         82,526

Other Income (expense):
Interest income .............................       1,543        1,006          595           169
Interest expense ............................      (3,188)      (4,134)      (1,929)         (263)
                                                ---------    ---------    ---------      --------
Total other income (expense), net ...........      (1,645)      (3,128)      (1,334)          (94)

Income (loss) before income taxes ...........      26,086       13,677       (5,681)        3,617

Income tax expense (benefit) ................      10,308        6,025       (2,247)        1,664
                                                ---------    ---------    ---------      --------

Net income (loss) ...........................   $  15,778    $   7,652    $  (3,434)     $  1,953
                                                =========    =========    =========      ========

Net income (loss) per share:
Basic .......................................   $    1.69    $    0.96    $   (0.51)     $   0.41
                                                =========    =========    =========      ========
Diluted .....................................   $    1.54    $    0.96    $   (0.51)     $   0.41
                                                =========    =========    =========      ========

Weighted average shares outstanding - Basic .       9,335        7,956        6,779         4,748
                                                =========    =========    =========      ========

Weighted average shares outstanding --Diluted      10,218        8,012        6,779         4,748
                                                =========    =========    =========      ========

   The accompanying notes are an integral part of these financial statements.

                              HOMESERVICES.COM INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       ACCUMULATED
                               PREFERRED                                   NOTES          OTHER       RETAINED
                                 STOCK     COMMON STOCK    ADDITIONAL   RECEIVABLE    COMPREHENSIVE  EARNINGS
                               --------- -----------------  PAID-IN       FROM           INCOME     (ACCUMULATED  TREASURY
                                SHARES     SHARES   AMOUNT  CAPITAL    SHAREHOLDERS      (LOSS)       DEFICIT)     STOCK    TOTAL
                               --------- ---------  ------ ----------  ------------  -------------  ------------  --------  -------

Predecessor:
Balance, January 1, 1998 .....       -    4,758,850   $ 47   $31,665     $     -         $     -        $5,079     $     -  $36,791
Net income ...................                                                                           1,953                1,953
Distribution to parent .......                                                                          (1,961)              (1,961)
Share acquisition ............              (64,692)    (1)     (699)                                                          (700)
Dividends ....................                                                                          (3,699)              (3,699)
Capital contribution .........                                 9,150                                                          9,150
                                  ----    ---------   ----   -------     -------          ------        ------     -------  -------
Balance, May 27, 1998 ........       -    4,694,158   $ 46   $40,116     $     -          $    -        $1,372     $     -  $41,534
                                  ====    =========   ====   =======     =======          ======        ======     =======  =======
Company:

Balance, May 28, 1998 ........       -            -   $  -   $     -     $     -         $     -        $    -     $     -  $     -
Initial capitalization .......            6,778,700     68    30,447      (1,525)                                            28,990
Capital contribution .........                                 9,000                                                          9,000
Comprehensive income
(loss):
   Net loss ..................                                                                          (3,434)              (3,434)
   Unrealized gain on
     investments
       (net of taxes) ........                                                                 9                                  9
                                                                                                                            -------
Total comprehensive
  income (loss) ..............                                                                                               (3,425)
Forgiveness of notes
  receivable, net of
  accrued interest ...........                                               629                                                629
                                  ----    ---------   ----   -------     -------         -------        ------     -------  -------
Balance, December 31, 1998 ...       -    6,778,700     68    39,447        (896)              9        (3,434)          -   35,194

Comprehensive income:
   Net income ................                                                                           7,652                7,652
   Unrealized loss on
     investments
       (net of taxes) ........                                                               (33)                               (33)
                                                                                                                            -------
Total comprehensive income ...                                                                                                7,619
Forgiveness of notes
  receivable, net of accrued
  interest ...................                                               245                                                245
Proceeds from capital
  transactions ...............            1,456,742     14     8,487                                                          8,501
Issuance of common stock
in public offering, net of
expenses .....................            2,187,500     22    27,127                                                         27,149
Non-cash expense for
vested director's options ....                                 3,644                                                          3,644
                                  ----   ----------   ----   -------     -------         -------        ------      ------  -------
Balance, December 31, 1999           -   10,422,942    104    78,705        (651)            (24)        4,218           -   82,352

Comprehensive income:
  Net income .................                                                                          15,778               15,778
  Unrealized gain on
    investments (net of taxes)                                                                22                                 22
                                                                                                                            -------
Total comprehensive income ...                                                                                               15,800
Forgiveness of notes
  receivable, net of accrued
  interest ...................                                               334                                                334
Issuance of preferred stock ..   1,500   (1,500,000)   (15)                                                                     (15)
Conversion of preferred
stock ........................  (1,500)   1,500,000     15                                                                       15
Treasury shares purchased ....                                                                                     (17,850) (17,850)
                                ------   ----------   ----   -------       -----          ------       -------     -------  -------
Balance, December 31, 2000 ...       -   10,422,942   $104   $78,705       $(317)         $   (2)      $19,996    $(17,850) $80,636
                                ======   ==========   ====   =======       =====          ======       =======    ========  =======

   The accompanying notes are an integral part of these financial statements.

                              HOMESERVICES.COM INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   Company                        Predecessor
                                                 -------------------------------------------    ---------------
                                                                                May 28, 1998    January 1, 1998
                                                  Year Ended     Year Ended       Through           Through
                                                 December 31,   December 31,    December 31,        May 27,
                                                      2000          1999           1998              1998
                                                 ------------   ------------    ------------    ---------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss) ...........................      $ 15,778       $  7,652        $(3,434)       $1,953
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
   Depreciation and amortization ............        10,912          8,881          4,177         2,293
   Amortization of pending real estate sales
   contracts ................................           665          3,088         18,271            --
   Earnings in unconsolidated entities ......        (2,580)        (1,672)          (260)           --
   Distributed earnings in unconsolidated ...
   entities .................................         2,553          1,192            260            --
   Loss (gain) on sale of office property ...
   and equipment ............................           455            121            197            (6)
   Decrease in notes receivable from ........
   shareholders .............................           334            245            629            --
   Deferred income taxes ....................         1,619           (515)        (2,224)           79
   Non-cash expense for vested director's
   options ..................................            --          3,644             --            --
   Change in assets and liabilities, net of
   effects from companies purchased:
     Commission and other trade receivables,
     net of allowance .......................        (1,767)        (3,122)            --          (281)
     Mortgage loans held for sale ...........        (2,574)        10,409         (7,287)           --
     Income taxes receivable ................          (197)         3,368             (5)           --
     Payable to affiliates ..................          (642)           519             --            --
     Agent profit sharing ...................           393            701          1,169          (164)
     Accounts and commissions payable and
     accrued expenses .......................           (40)        (1,070)            (7)         (576)
     Other assets and other liabilities .....          (846)          (387)           942         1,693
                                                   --------       --------       --------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...        24,063         33,054         12,428         4,991
                                                   --------       --------       --------       -------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchases of companies, net of cash and
   cash equivalents acquired ................          (707)       (36,820)       (96,478)           --
   Purchases of office property and equipment        (8,374)        (9,396)        (2,650)         (900)
   Other investing ..........................          (229)          (353)             2             9
                                                   --------       --------       --------       -------
NET CASH USED IN INVESTING ACTIVITIES .......        (9,310)       (46,569)       (99,126)         (891)
                                                   --------       --------       --------       -------

CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
   Treasury stock repurchase ................       (17,850)            --             --            --
   Issuance of common stock in public
   offering, net of expenses ................            --         27,149             --            --
   Payments of long-term debt ...............          (413)       (32,084)        (7,753)         (872)
   Proceeds from long-term debt .............            --         31,647         35,000            --
   Net change in revolving credit facility ..        (1,000)       (14,000)        25,000            --
   Proceeds from capital transactions .......            --          8,501         37,990            --
   Distributions and dividends paid to parent            --             --             --        (1,068)
   Loan costs ...............................            17           (494)          (425)           --
                                                   --------       --------       --------       -------
NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES ..................................       (19,246)        20,719         89,812         (1,940)
                                                   --------       --------       --------       -------

Net (decrease) increase in cash and cash
  equivalents ...............................        (4,493)         7,204          3,114         2,160
Cash and cash equivalents at beginning of
period ......................................        10,318          3,114             --         2,590
                                                   --------       --------       --------       -------
Cash and cash equivalents at end of period ..      $  5,825       $ 10,318       $  3,114       $ 4,750
                                                   ========       ========       ========       =======

   The accompanying notes are an integral part of these financial statements.

HOMESERVICES.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF BUSINESS ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

CORPORATE OVERVIEW AND BASIS OF PRESENTATION
HomeServices.Com Inc. (the "Company" or "HomeServices"), was formed on July 13, 1999, for the purpose of merging with MidAmerican Realty Services Company ("MidAmerican Realty"). On October 7, 1999, the Company merged with MidAmerican Realty. The accompanying financial statements include the financial position, results of operations and cash flows of HomeServices, MidAmerican Realty, and the wholly owned subsidiaries as if the Company was consolidated for all periods presented. Approximately 83% of the outstanding common stock of the Company was owned by MidAmerican Energy Holdings Company ("MidAmerican Holdings") as of December 31, 2000.

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

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash and short-term investments purchased with maturities of three months or less, excluding cash held in trust.

INVESTMENTS
Non-consolidated entities
The Company accounts for its non-consolidated entities using the equity method, unless the Company does not have the ability to exercise significant influence over the invested operating and financial policies, in which case the investment is accounted for using the cost method.

Investment securities
Marketable debt securities, which are included in other assets, are classified as available-for-sale or held-to-maturity. Management determines the appropriate classification of debt securities at the time of purchase. Securities classified as available-for-sale are stated at fair value, with unrealized gains and losses reported in accumulated other comprehensive income in stockholders' equity. Realized gains and losses on sales of investments are included in other income. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Interest on debt securities is included in interest income.

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

Depreciation and amortization are provided on straight-line and accelerated methods over the following estimated useful lives:

 Buildings                   18 - 31 years
 Furniture and equipment      3 - 10 years
 Leasehold improvements      Shorter of the life of the underlying lease
                             or the estimated useful life of the improvement.

Upon sale or retirement of office property and equipment, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the Statement of Income.

INTANGIBLE ASSETS
Intangible assets include goodwill, which is being amortized on a straight line basis typically over 30 years. Whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable, the Company reviews the carrying value of goodwill for impairment based on the operating cash flows (undiscounted and without interest) of the related business unit. If the projection of operating cash flows over the remaining life of the goodwill proves to be less than the carrying value of goodwill, an impairment is recognized. The amount of the impairment is calculated by taking the excess of the goodwill over the present value of estimated expected future cash flows over the remaining life of the goodwill using an appropriate discount rate.

Non-compete agreements that have a value to the Company are stated at cost and are amortized over the lives of the agreements.

AMOUNTS HELD IN TRUST
The Company maintains separately designated trust accounts for homebuyers' earnest money and other deposits. The Company holds such funds until sold properties are closed and subsequently disburses amounts in accordance with the settlement instructions.

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

Title fee revenue from real estate transactions and related amounts due to the title insurer are recognized when consideration is received.

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

FRANCHISE SALES
The Company sells real estate brokerage franchises to established brokerage companies. In exchange for certain fees, the Company provides the right to use certain names and related trademarks. In 2000 and 1999, the Company recognized net revenue of $824,000 and $810,000, respectively related to the franchise operation. In 1998, the Company recognized net revenue of $602,000 related to the franchise operation. Through May 27, 1998, the Predecessor had recognized net revenues of $282,000 related to franchise operations.

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

RESTRICTED ASSETS
Included in other assets are restricted assets in the amount of $318,000 and $255,000 at December 31, 2000 and 1999, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The Company estimates the fair value for its financial instruments using the methods and assumptions set forth below:

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

     Long-term debt
     Rates currently available to the Company for such borrowings with similar terms and remaining maturities are used to discount the future cash flows to estimate fair value for private placement notes. The fair value of the private placement notes was approximately $31.5 million and $31.0 million at December 31, 2000 and 1999, respectively.

     The carrying value of the revolving credit facility at December 31, 2000 approximated fair value as the facility has a floating rate based upon the current interest rate.

     Derivative Financial Instruments
     The Company uses interest rate swaps to reduce the impact of changes in interest rates on variable-rate debt. The net effect of these agreements is recorded as interest expense. Interest rate swap agreements effectively fix the interest rates on a portion of the Company's variable-rate debt. These agreements are not adjusted to market value as they are used only to manage interest expense and the intent is to hold them until their termination date. The fair value of the interest rate swap at December 31, 2000 and 1999 was $136,000 and $346,000, respectively, using the cash termination value.

ACCOUNTING FOR COMPUTER SOFTWARE COSTS
In accordance with Statement of Position (SOP) No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, the Company capitalizes qualified software costs and amortizes these costs over five years.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company adopted SFAS 133 on January 1, 2001. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

RECLASSIFICATIONS
Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 classification.

2.  SUPPLEMENTARY CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands) -

                                              COMPANY                      PREDECESSOR
                        ---------------------------------------------    ----------------
                        Year Ended December 31,         May 28, 1998      January 1, 1998
                        -----------------------         Through               Through
                          2000           1999       December 31, 1998      May 27, 1998
                        --------       --------     -----------------    -----------------
Cash paid for interest   $3,203         $4,269            $1,292             $  695
Cash paid for taxes      $8,886         $3,188            $4,258             $1,648

Supplemental schedule of noncash investing and financing activities (in thousands) -

                                            COMPANY                      PREDECESSOR
                        ---------------------------------------------    ----------------
                        Year Ended December 31,         May 28, 1998      January 1, 1998
                        -----------------------         Through               Through
                          2000           1999       December 31, 1998      May 27, 1998
                        --------       --------     -----------------    -----------------

Equipment under capital
lease agreements           $168           $345            $    -             $ -
Acquisition payment in
accounts payable           $  -           $  -            $  919             $ -
Common stock issued to
minority shareholders
                           $  -           $  -            $1,525             $ -

3.  ACQUISITIONS

In 1998 and 1999, the Company purchased the following companies from third parties:
                                                                 Purchase Price
Acquisition Date    Company                     Location         (in thousands)
----------------    -------                     --------         --------------

May 27, 1998        Iowa Realty Co., Inc.,      Des Moines, IA         $78,300
                    Including Edina Realty      Minneapolis, MN
                    Home Services of Minnesota  Springfield, MO
                    (Predecessor)

August 18, 1998     CBS Real Estate Company     Omaha, NE              $ 5,630

August 18, 1998     HOME Real Estate Company    Omaha, NE              $ 5,200
                    of Omaha

September 1, 1998   J.C. Nichols Residential    Kansas City, MO        $17,300
                    Real Estate

December 18, 1998   Nebraska Land Title         Omaha, NE              $   891
                    & Abstract

July 9, 1999        Paul Semonin Realtors       Louisville, KY         $13,348

August 23, 1999     Long Realty Company         Tucson, AZ             $16,463

December 1, 1999    Champion Realty Inc.        Annapolis, MD          $ 8,190

Each acquisition was accounted for as a purchase business combination. All identifiable assets acquired and liabilities assumed were assigned a portion of the acquisition price equal to their fair value at the date of acquisition. The following table reconciles the fair value of net assets acquired to the purchase price (dollars in thousands):


                                     CBS      HOME     J.C.     Nebraska
                          Iowa       Real     Real    Nichols    Land        Paul             Champion
                         Realty     Estate   Estate    Real     Title &    Semonin    Long     Realty,      Other
                        Co., Inc.     Co.      Co.    Estate    Abstract   Realtors  Realty     Inc.     Acquisitions  Total
                        ---------   ------   ------   -------   --------   --------  ------   --------   ------------  -----

Cash, cash held in
  trust and Investments   $12,701   $  504   $  452   $ 2,106    $   357   $ 1,268  $   918    $ 1,377       $    -    $ 19,683

Pending real estate
  sales contracts          14,231    1,052    1,157     1,831          -     1,700    1,055        998           22      22,046
Other receivables          12,281       52      225     4,799         13         -      461        254            -      18,085
Fixed assets               12,706      618      502     1,734         62     1,429    1,413        673           75      19,212
Other intangibles
  and prepaid               3,415      199       20       910        295        13      238        187            -       5,277
Goodwill                   54,607    3,842    3,145    13,628        437    11,038   16,080      6,826          278     109,881
                          -------  -------   ------    ------    -------   -------  -------     ------      -------    --------
Fair value of assets
  acquired                109,941    6,267    5,501    25,008      1,164    15,448   20,165     10,315          375     194,184
Liabilities assumed        31,641      637      301     7,708        273     2,100    3,702      2,125            -      48,487
                          -------  -------   ------   -------    -------   -------  -------    -------      -------    --------

Purchase price           $ 78,300  $ 5,630   $5,200   $17,300    $   891   $13,348  $16,463    $ 8,190      $   375    $145,697
                         ========  =======   ======   =======    =======   =======  =======    =======      =======    ========

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

The following pro forma financial information represents the unaudited pro forma results of operations as if the acquisitions had been completed on January 1 for each period presented, after giving effect to certain adjustments related to the acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have been achieved had these acquisitions been completed as of January 1 of each period, nor are the results indicative of the Company's future results of operations (dollars in thousands, except per share amounts). No pro forma results are presented for year ended December 31, 2000 as no significant acquisitions were made during the year.

                                     Year Ended December 31,
                                     -----------------------
                                       1999           1998
                                     --------       --------
Revenues                             $459,482       $410,061
Operating expenses                   $439,989       $412,383
Net income (loss)                    $ 10,214       $ (2,587)
Earnings per share - Basic           $   1.28       $  (0.38)
Earnings per share - Diluted         $   1.28       $  (0.38)

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

The 1998 acquisitions as described above were partially funded through the issuance of 10,000 shares (6,778,700 after giving effect to exchange of shares) of MidAmerican Realty's common stock to its parent, valued at approximately $29 million. Additional financing was provided through a $9 million capital contribution from MidAmerican Holdings, the issuance of private placement notes and a revolving credit facility provided by third party lenders.

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

On October 14, 1999, each director of HomeServices received, as compensation for agreeing to serve as a director, fully vested options to purchase 50,000 shares of common stock at an exercise price equal to $5.89. The exercise price represents the book value of the common stock on June 30, 1999, after giving effect to the issuance of approximately 677.87 shares of HomeServices' common stock in exchange for each share of common stock of MidAmerican Realty, in the merger of HomeServices and MidAmerican Realty on October 7, 1999. HomeServices recorded a one-time non-cash after tax charge against income of approximately $2.2 million ($3.6 million pre-tax) related to these options. As of December 31, 2000, none of these options had been exercised.

On October 12, 2000, the Company purchased 1,700,000 of its outstanding common shares in a block trade at a price of $10.50 per share. As a result of the transaction, MidAmerican Holdings ownership increased to approximately 83% of the Company's outstanding common stock.

5.  OFFICE PROPERTY AND EQUIPMENT

Office property and equipment consisted of the following (dollars in thousands):


                                    As of December 31,
                                    ------------------
                                      2000      1999
                                    -------    -------
Land                                $ 1,561     $1,561
Buildings                             8,215      6,814
Office property and equipment        28,073     21,976
                                    -------     ------
                                     37,849     30,351
Less accumulated depreciation        14,057      7,408
                                    -------    -------
                                    $23,792    $22,943
                                    =======    =======

Depreciation  expense for the Company in 2000, 1999 and 1998 totaled $6,809,000,
$5,373,000  and  $2,609,000,   respectively   while  the  Predecessor   recorded
$1,488,000 of depreciation expense through May 27, 1998.

The Company rents office space for its various brokerage offices. Future minimum rental payments under noncancelable operating leases at December 31, 2000, were as follows (dollars in thousands):

               To Related Parties       To Third Parties           Total
               ------------------       ----------------          -------
   2001              $1,737                 $11,877               $13,614
   2002               1,581                  10,060                11,641
   2003               1,382                   7,967                 9,349
   2004               1,000                   5,477                 6,477
   2005                 742                   4,000                 4,742
   Thereafter         2,012                   8,353                10,365
                     ------                 -------               -------
                     $8,454                 $47,734               $56,188
                     ======                 =======               =======

6.  INTANGIBLE ASSETS

Intangible assets consisted of the following (dollars in thousands):

                                           As of December 31,
                                      ----------------------------
                                        2000                1999
                                      ---------           --------
Goodwill                               $109,881           $109,400
Non-compete agreements                    1,477              1,503
Other intangibles                           173                 79
                                       --------           --------
                                        111,531            110,982
Less accumulated amortization             8,918              4,926
                                       --------           --------
                                       $102,613           $106,056
                                       ========           ========

The Company  amortized  $4,103,000,  $3,508,000 and $1,568,000 in 2000, 1999 and
1998, respectively while the Predecessor recorded amortization of $805,000 for intangible assets through May 27, 1998.

7.  INVESTMENTS IN NON-CONSOLIDATED ENTITIES

Included in other assets are investments in non-consolidated entities. Condensed unaudited financial information for entities accounted for under the equity method is as follows (dollars in thousands):

                              As of December 31,
                          --------------------------
                           2000               1999
                          ------             -------
Current assets            $2,274             $1,094
Total assets              $2,830             $2,008
Current liabilities       $  890             $   61
Total liabilities         $1,094             $   61



                                                       COMPANY                     PREDECESSOR
                                ---------------------------------------------    ---------------
                                Year Ended December 31,       May 28, 1998       January 1, 1998
                                -----------------------        Through               Through
                                 2000            1999       December 31, 1998      May 27, 1998
                                -------         -------     -----------------    ---------------
Total revenues                  $20,450         $13,318        $ 1,701                 $ -
Operating expenses              $15,435         $11,592        $ 1,142                 $ -
Net income                      $ 5,015         $ 3,358        $   521                 $ -

Net earnings in entities accounted for under the equity method were $2,580,000, $1,672,000 and $260,000 for the years ended December 31, 2000, 1999 and the period ended December 31, 1998, respectively and $0 for the Predecessor.

8.  LONG-TERM DEBT

Long term debt consisted of the following (dollars in thousands):

                                      As of December 31,
                                      ------------------
                                        2000       1999
                                      -------    -------
7.12% Private placement notes         $35,000    $35,000
Revolving credit facility              10,000     11,000
Other                                   2,404      2,817
                                      -------    -------
                                       47,404     48,817
Less current portion                      742        707
                                      -------    -------
                                      $46,662    $48,110
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

On September 20, 1999, the Company entered into a new $75 million senior secured revolving credit agreement which replaced the then existing $25 million revolving credit facility. The senior secured revolving credit agreement has a term of three years and is secured by a pledge of the capital stock of all of the existing and future subsidiaries of the Company. Amounts outstanding under this revolving credit facility bear interest, at the Company's option, at either the prime lending rate or LIBOR plus a fixed spread of 1.25% to 2.50%, which varies, based on the Company's cash flow leverage ratio. As of December 31, 2000, the blended average interest rate on the revolving credit facility borrowings was 7.3%.

In October 2000, the Company obtained a waiver of the restricted payment provisions under its $75 million senior secured revolving credit agreement related to the Company's purchase of 1,700,000 of its outstanding common stock and agreed to reduce the amount of such facility to $65 million to facilitate the purchase. Additional information on the stock repurchase is available in the Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income.

During 1998, the Company entered into a three-year interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its revolving credit facility. At December 31, 2000 and 1999, the Company had outstanding one interest rate swap agreement with a financial institution having a total notional principal amount of $12.5 million. This agreement effectively changes the Company's interest rate exposure on $12.5 million of its floating credit facility to a fixed 6.3%. Interest rate swaps are subject to market risk as interest rates fluctuate. In the event that interest rates would rise above the fixed rate, the Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counterparty. At December 31, 2000 and 1999, the fair value of this swap agreement was $136,000 and $346,000, respectively, using the cash termination value.

The private placement notes and credit facility agreement contain various financial covenants, including among other things, a minimum net worth of $25 million plus 25% of consolidated net earnings, maintenance of certain operating ratios, 75% dividend payment restriction, and maximum allowable indebtedness to net worth of 65% to 35%.

Aggregate maturities of notes payable for the next five years and thereafter are as follows (dollars in thousands):

     2001                        $ 742
     2002                       10,718
     2003                          532
     2004                        5,094
     2005                        5,025
     Thereafter                 25,293
                               -------
                               $47,404
                               =======

In May 1998, HomeServices entered into a revolving credit agreement with MidAmerican Holdings to borrow funds from time to time, primarily to support acquisitions. As of December 31, 2000 and 1999, there were no borrowings under this agreement. The interest rate on borrowings is equal to the 30-day LIBOR rate plus 1% (7.6% on December 31, 2000). On June 24, 1999 the revolving credit agreement with MidAmerican Holdings was amended to reduce MidAmerican Holdings total commitment and Company's borrowing capacity thereunder from $100 million to $10 million.

9.  INCOME TAXES

                                                COMPANY                     PREDECESSOR
                           --------------------------------------------   ---------------
(Dollars in thousands)     Year Ended December 31,     May 28, 1998       January 1, 1998
                           -----------------------      Through                Through
                            2000           1999       December 31, 1998     May 27, 1998
                           -------        -------     -----------------   ---------------
Current                    $ 8,689        $ 6,540         $   (23)           $ 1,585
Deferred                     1,619           (515)         (2,224)                79
                           -------        -------         -------            -------
Total expense (benefit)    $10,308        $ 6,025         $(2,247)           $ 1,664
                           =======        =======         =======            =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liabilities were as follows (dollars in thousands):

                                               As of December 31,
                                               ------------------
                                                2000        1999
                                               ------      ------
Deferred tax assets related to:
Employee benefits                              $4,035      $3,218
Directors options                               1,479       1,479
Bad debt reserves                                 161       1,141
Self-insurance reserves                           278         356
Unrealized losses                                 502         138
NOL carryforward                                  340           -
Other                                             508         431
                                               ------      ------
  Total deferred tax assets                    $7,303      $6,763
                                               ------      ------

Deferred tax liabilities related to:
Intangibles                                    $5,413      $3,669
Other                                             830         415
                                               ------      ------
  Total deferred tax liabilities                6,243       4,084
                                               ------      ------
  Net deferred tax asset                       $1,060      $2,679
                                               ======      ======

The following table is a reconciliation between the effective income tax rate and statutory federal income tax rate for the year ended December 31, 2000, 1999 and the period ended December 31, 1998:

                                                          COMPANY                    PREDECESSOR
                                   ---------------------------------------------   ---------------
(Dollars in thousands)             Year Ended December 31,       May 28, 1998      January 1, 1998
                                   -----------------------         Through             Through
                                    2000             1999      December 31, 1998     May 27, 1998
                                   ------           ------     -----------------   --------------
Statutory federal income
  tax rate                          35.0%            35.0%            35.0%             35.0%
State income tax, net of
  federal income tax benefit
                                     3.9              8.5              5.4               7.0
Amortization of
  acquisition costs                  0.2              0.3              0.3                 -
Other                                0.4              0.3             (1.1)              4.0
                                    ----             ----             ----              ----
Effective federal and state
income tax rate                     39.5%            44.1%            39.6%             46.0%
                                    ====             ====             ====              ====

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

10.  EARNINGS PER SHARE

A reconciliation of basic and diluted earnings per share is as follows (in thousands, except per share data):

                                                      COMPANY                    PREDECESSOR
                                -------------------------------------------    ---------------

                                Year Ended December 31,     May 28, 1998       January 1, 1998
                                -----------------------       Through               Through
                                  2000            1999    December 31, 1998    May 27, 1998
                                -------         -------   -----------------    ---------------

Net income (loss)               $15,778         $ 7,652      $(3,434)             $1,953
                                =======         =======      =======              ======
Weighted average shares
outstanding - basic               9,335           7,956        6,779               4,748
Effect of dilutive
securities:
  Stock options                     189              56            -                   -
  Convertible preferred stock       694               -            -                   -
                                 ------          ------       ------               -----
Weighted average shares
outstanding - diluted            10,218           8,012        6,779               4,748
                                 ======          ======       ======              ======
Basic earnings per share
                                 $ 1.69          $ 0.96       $(0.51)             $ 0.41
                                 ======          ======       ======              ======
Diluted earnings per share       $ 1.54          $ 0.96       $(0.51)             $ 0.41
                                 ======          ======       ======              ======

11.  BENEFIT PLANS

The Company maintains various defined contribution salary deferral plans covering substantially all employees under section 401(k) of the Internal Revenue Code. The plans allow for matching and employer contributions not to exceed the maximum allowable for tax purposes. The Company match ranges from 25 to 100 percent of the employee contribution for the first 4 to 6 percent of the employee's annual compensation depending upon the specific plan. Additionally, one plan provides for a Company contribution equal to a percentage of annual compensation for each active, eligible employee on December 31 of each year. Two other plans provide for additional Company contributions at the discretion of the Company. For the periods ended December 31, 2000, 1999 and 1998, the Company recognized expense of $1.5 million, $1.3 million and $1.2 million for the plans, respectively while the Predecessor recognized expense of $100,000 through May 27, 1998.

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

Agent Profit Sharing
Two subsidiaries of the Company provide a nonqualified deferred compensation plan for certain sales agents. Under one plan, adopted in 1985 by a prior owner, the board of directors of the subsidiary determines annually which agents shall be entitled to participate, the benefit amount (based upon a percentage of annual commissions paid to the participants) and the benefit payment date. The plan is not funded. At December 31, 2000 and 1999, the Company had accrued approximately $5.5 million and $5.1 million, respectively for estimated future payments to qualifying sales agents and incurred expenses of $1,013,000 and $922,000, respectively for the sales agents' deferred compensation plan. For 1998, the Company incurred expenses of $969,000 for the sales agents' deferred compensation plan, while the predecessor recognized expenses of $136,000 for this plan.

The second plan, adopted in 1994 by a prior owner, provides for a benefit based on profits generated by participating agents. Benefits are payable after ten years of continuous licensed contract with the subsidiary. At December 31, 2000 and 1999, the Company had accrued $1.2 and $1.1 million, respectively for estimated future payments to qualifying sales agents and incurred (income) expense of ($69,000) and $215,000, respectively for the sales agents' deferred compensation plan. The Company holds U.S. Treasury Strips (principal only) to fund this obligation. For 1998, the Company incurred expenses of $200,000 for the sales agents' deferred compensation plan.

12.  RELATED-PARTY TRANSACTIONS

Related parties consist of entities associated by common ownership or controlled by officers or directors of the Company. The Company had the following balances and transactions with related parties during the year ended December 31, 2000, 1999 and 1998 (in thousands):

                                                   COMPANY                    PREDECESSOR
                             -------------------------------------------    ---------------
                             Year Ended December 31,    May 28, 1998        January 1, 1998
                             ----------------------       Through               Through
                              2000            1999     December 31, 1998     May 27, 1998
                             ------          ------    -----------------    ---------------
Assets:
  Accounts receivable        $  284          $   12        $    69               $    -
  Prepaid expenses               68               -              -                    -
                             ------          ------        -------               ------
                             $  352          $   12        $    69               $    -
                             ======          ======        =======               ======

Liabilities:
  Accounts payable           $  215          $1,042        $   354               $    -
  Accrued expenses                -               -             13                    -
                             ------          ------        -------               ------
                             $  215          $1,042        $   367               $    -
                             ======          ======        =======               ======

Stockholders' Equity:
  Notes receivable           $  317          $  651        $   896               $    -
                             ======          ======        =======               ======

Revenues:
  Title Fees                 $    -          $    -        $     -               $  387
  Other                           -               -              -                   11
                             ------          ------        -------               ------
                             $    -          $    -        $     -               $  398
                             ======          ======        =======               ======
Expenses:
  Occupancy                  $1,957          $  821        $   913               $  292
  Corporate allocations       1,138           1,656          1,552                  359
                             ------          ------        -------               ------
                             $3,095          $2,477        $ 2,465               $  651
                             ======          ======        -======               ======
Other income (expenses):
  Interest income            $  119          $  110        $    64               $   25
  Interest expense                -             (58)        (1,246)                (485)
                             ------          ------        -------               ------
                             $  119          $   52        $(1,182)              $ (460)
                             ======          ======        =======               ======

Certain officers and employees of the Company were issued shares of common stock in the Company upon its formation, with a corresponding receivable recorded for the fair value of the stock. The initial value of the 500 issued shares and corresponding receivables was $1.5 million.

As certain performance levels are achieved over a five-year period, a portion of the receivable balance is forgiven and considered compensation to the officers and employees. In 2000 and 1999, the amount accrued to the allowance for estimated forgiveness and expensed as compensation was $334,000 and $245,000, respectively. The balance of the notes receivable at December 31, 2000 and 1999 was $317,000 and $651,000, respectively. The Company charges interest on the outstanding receivable balance at a rate equal to its average annual borrowing rate (7.24% at December 31, 2000). Interest income recorded on the notes was $119,000 and $110,000 in 2000 and 1999, respectively.

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

Beginning November 1, 1999, the Company is charged $50,000 per month for costs incurred by MidAmerican Holdings on its behalf for legal, treasury, employee benefit plan and insurance administration and other services, pursuant to a services agreement plus employee and out-of-pocket costs and expenses incurred by MidAmerican Holdings.

The officers of several subsidiaries of the Company are owners of buildings within which the Company leases office space. The future lease obligations to these related parties are disclosed further in Note 8.

13.  INVESTMENT SECURITIES

The investment securities held at December 31, 2000 consisted of the following (dollars in thousands):


                                                       Gross       Gross
                                        Amortized   Unrealized   Unrealized    Fair
                                          Cost        Gains       Losses      Value
                                        ---------   ----------   ----------   -----
Available-for-sale:
 Highwoods Properties, Inc               $  288        $   -       $ (2)      $  286
                                         ======        =====       ====       ======

Held-to-maturity:
 U.S. Treasury Strips (principal only)   $  677        $  80       $  -       $  757
 Agency obligation                          571            -        (53)         518
                                         ------        -----       ----       ------
                                         $1,248        $  80       $(53)      $1,275
                                         ======        =====       ====       ======

The investment securities held at December 31, 1999 consisted of the following (dollars in thousands):

                                                     Gross        Gross
                                       Amortized   Unrealized   Unrealized   Fair
                                         Cost        Gains        Losses     Value
                                       ---------   ----------   ----------   -----
Available-for-sale:
 Highwoods Properties, Inc                $288      $    -        $(24)      $264
                                          ====      ======        ====       ====

Held-to-maturity:
 U.S. Treasury Strips (principal only)    $418      $    9        $  -       $427
 Agency obligation                         526           4           -        530
                                          ----      ------        ----       ----
                                          $944      $   13        $  -       $957
                                          ====      ======        ====       ====

The maturities of held-to-maturity investment securities and their approximate fair value at December 31, 2000 were as follows (dollars in thousands):

                                                  Amortized           Fair
                                                     Cost             Value
                                                  ---------          ------
Due after one year through five years              $   234           $  263
Due after five years through ten years             $ 1,014           $1,012

14.  COMMITMENTS AND CONTINGENCIES

The J.C. Nichols Residential asset purchase agreement requires installment payments to be made based on certain profitability levels achieved. The payments are required 60 days after each close of calendar years 1999 and 2000. The maximum amount payable under the agreement is $500,000 per year. For the year ended December 31, 2000 and 1999, there was no obligation because certain profitability levels were not achieved.

The Long Realty Company stock purchase agreement also requires installment payments be made after the closing date, if certain profitability levels are achieved. These payments are required after the close of calendar year 1999 and 2000. The maximum amount payable under the agreement is $1.5 million per year. A payment of $275,000 was made for the year ended 1999, and recorded as an additional cost of the acquisition. Any obligation due for the year 2000 is to be paid during 2001 and would also be recorded as an additional cost of the acquisition.

The Champion Realty Inc. asset purchase agreement requires a payment to be made based on certain EBITDA levels achieved in the fiscal year ending December 31, 2000. These payments are required within 120 days after the close of the calendar year 2000. The maximum amount payable under the agreement is $400,000. For the year ended December 31, 2000, there was no obligation because certain EBITDA levels were not achieved.

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

15.  STOCK-BASED COMPENSATION PLANS

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

Following is a summary of the employee stock options activity for 2000 and 1999:

(Shares in thousands)                          2000                      1999
                                ------------------------------------   --------
                                              Weighted                 Weighted
                                               Average                 Average
                                   Options    Exercise    Options      Exercise
                                outstanding    Price     outstanding    Price
                                -----------   --------   -----------   --------
Balance at January 1, 2000
  and October 13, 1999             2,191       $13.34           -       $    -
Options granted                      172        11.49       2,216        13.36
Options exercised                      -            -           -            -
Options canceled/forfeited          (255)       15.00         (25)       15.00
                                   -----                    -----
Outstanding at year end            2,108       $12.98       2,191       $13.34
                                   =====       ======       =====       ======
Exercisable at year end              894       $10.85         506       $ 7.80
                                   =====       ======       =====       ======

For the number of shares exercisable as of December 31, 2000, the range of exercise prices is $5.89 to $15.00. The weighted average remaining contractual life is 8.8 years.

The Company applies the intrinsic value based method of accounting for its stock-based employee compensation plans. If the fair value method had been applied, incremental non-cash compensation expense would have been $1.0 million and $1.2 million in 2000 and 1999, respectively. Net income and diluted earnings per share would have been $15.2 million and $1.49 per share, respectively in 2000. Net income and diluted earnings per share would have been $6.9 million and $0.86 per share, respectively in 1999.


Assumptions                        2000           1999
                                 -------        -------
Expected term                    5 years        5 years
Expected volatility               30.30%         34.10%
Expected dividend yield            0.00%          0.00%
Risk free interest rate            5.02%          6.31%

16.  OPERATING SEGMENTS

The Company conducts its business activity in a single operating segment. Commission revenue from real estate brokerage services for the Company comprised approximately 91%, 90% and 89% of total revenue in 2000, 1999 and 1998, respectively, while the Predecessor approximated 87%. The Company has no other single source of revenue greater than 5%.


17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of the Company's quarterly results of operations for the year ended December 31, 2000 and 1999. Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) is defined as net income (loss) before income taxes, interest and other income (expense), net, plus depreciation and amortization and amortization of pending real estate sales contracts.

                                         Three Months Ended
                           ----------------------------------------------------
2000                       March 31        June 30    September 30  December 31
----                       --------       --------    ------------  -----------
Total revenues             $ 87,652       $138,897      $134,114     $110,030
Operating expenses ..      $ 91,358       $125,904      $120,648     $105,052
EBITDA ..............      $   (306)      $ 15,767      $ 16,257     $  7,590
Net income (loss) ...      $ (2,631)      $  7,341      $  7,873     $  3,195
Net income (loss) per
  share - basic .....      $  (0.28)      $   0.82      $   0.76     $   0.36
Net income (loss) per
  share - diluted ...      $  (0.28)      $   0.69      $   0.74     $   0.35

                                         Three Months Ended
                           -----------------------------------------------------
1999                       March 31        June 30    September 30   December 31
----                       --------       --------    ------------   -----------
Total revenues ......      $ 64,685       $103,039      $123,373      $102,194
Operating expenses ..      $ 66,229       $ 91,816      $114,414      $104,027
EBITDA ..............      $    437       $ 12,960      $ 13,473      $  1,904
Net income (loss) ...      $ (1,427)      $  6,053      $  4,865      $ (1,839)
Net income (loss) per
share: basic and diluted   $  (0.21)      $   0.89      $   0.62      $  (0.19)

18.  SUBSEQUENT EVENT:

In January 2001, the Company combined the mortgage originations business of its wholly owned Kansas City subsidiary, Plaza Mortgage, into its mortgage origination joint venture with Wells Fargo Home Mortgage, a subsidiary of Wells Fargo & Company.

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------

To the Board of Directors and Shareholders of HomeServices.Com Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 39 present fairly, in all material respects, the financial position of HomeServices.Com Inc. ("the Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, for the period from May 28, 1998 through December 31, 1998, and for the period from January 1, 1998 through May 27, 1998, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 14 (a) (2) on page 39 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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




/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
January 30, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III.


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES.

The following table sets forth information concerning the executive officers, directors and key employees of HomeServices. Ages are as of March 31, 2001. There are no family relationships among any of HomeServices' executive officers, directors and key employees.


NAME                           AGE      POSITION

David L. Sokol(1)(2)           44       Chairman; Director
Ronald J. Peltier(1)           51       President and Chief Executive Officer;
                                        Director
Steven A. McArthur(1)(2)(3)    43       Senior Vice President, General Counsel
                                        and Secretary; Director
Galen K. Johnson               47       Senior Vice President and Chief
                                        Financial Officer
Jack W. Frost                  67       President and Chief Executive Officer
                                        of J.C. Nichols Residential; Director
R. Michael Knapp               49       President and Chief Executive Officer
                                        of Iowa Realty; Director
Arne M. Rovick                 56       Vice President, Assistant General
                                        Counsel
Joseph J. Valenti              52       President and Chief Executive Officer
                                        of CBSHOME
Bradley J. DeVries             40       President and Chief Executive Officer
                                        of Paul Semonin Realtors
Stephen E. Quinlan             47       President and Chief Executive Officer
                                        of Long Realty Company
Christopher C. Coile           56       President and Chief Executive Officer
                                        of Champion Realty Inc.
Gregory E. Abel                38       Director
Richard R. Jaros(1)(2)(3)      49       Director
W. David Scott(2)(3)           39       Director

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

Steven A. McArthur has been Senior Vice President, General Counsel, Secretary and a director of HomeServices since its inception in July 1999. He has been Senior Vice President of MidAmerican Holdings since March 1999 and General Counsel since December 2000 and had previously served as Executive Vice President and General Counsel of MidAmerican Holdings from February 1991 to March 1999. From 1988 to 1991, he was an attorney in the Corporate Finance Group at Shearman & Sterling in San Francisco. From 1984 to 1988, Mr. McArthur was an attorney in the Corporate Finance Group at Winthrop, Stimson, Putnam & Roberts in New York.

Galen K. Johnson has been Senior Vice President and Chief Financial Officer of HomeServices.com since September 2000. He joined the Company from Imation, a global technology company, where he had been Vice President and Treasurer since 1998. Prior to that, he spent 18 years with Honeywell and their subsequent spin-off company, Alliant Techsystems, in various financial management positions including Vice President and Treasurer. Mr. Johnson started his career with Arthur Andersen in 1975.

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

Arne M. Rovick has been Vice President and Assistant General Counsel of HomeServices since 2000. In addition, Mr. Rovick has been Vice Chairman and General Counsel of Edina Financial Services, Inc. since 1986. His other positions at Edina Realty include Chief Administrative Officer, Senior Vice President and Secretary. Prior to such time, Mr. Rovick practiced law in Phoenix, Arizona with the firm of Evans, Kitchel and Jenckes, P.C. In 1986, Mr. Rovick returned to Minnesota as Vice President, General Counsel for Edina Realty.

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

Bradley J. DeVries has been with Paul Semonin Realtors since April 1999. Mr. DeVries joined Paul Semonin in the capacity of Executive Vice President and General Manager. Mr. DeVries was promoted to the position of President and Chief Executive Officer of Paul Semonin Realtors effective January 1, 2001. He joined the company from NTS Development Company, Kentucky's largest residential and commercial developer. During his seven years at NTS, he held various positions including Vice President and President of the company's residential division. From 1983 to 1992, Mr. DeVries served in the United States Marine Corps as a pilot, earning the rank of Major.

Stephen E. Quinlan has been President and Chief Executive Officer of Long Realty Company since August of 1994. From 1976 through 1994, Mr. Quinlan has held a variety of positions at Long Realty Company including Sales Associate in residential and commercial areas, Branch Manager, General Manager, and Designated Broker. Mr. Quinlan serves as a member of the Cendant Mobility Principals Advisory Board, Tucson MLS Board, Arizona Association of Realtors Board, National Association of Realtors Board and Southern Arizona Leadership Council. Mr. Quinlan is also a member of the Vision Group.

Chris C. Coile has been President and Chief Executive Officer of Champion Realty Inc. since its inception 1987. Prior to his role at Champion Realty Inc., Mr. Coile was sole owner and Chief Executive Officer of Chris Coile & Associates from 1970 to 1980. In 1980, Chris Coile & Associates was acquired by Merrill Lynch Realty at which time Mr. Coile provided a leadership role including Regional President. Mr. Coile has a GRI, CRS, CRB designation and was a senior instructor for the Realtors National Marketing Institute.

Gregory E. Abel has been a director of HomeServices since its inception in July 1999. He has been President and Chief Operating Officer of MidAmerican Holdings since March 1998. Mr. Abel held various executive positions at MidAmerican Holdings from 1992 to March 1999, including responsibility for engineering, construction, accounting and various administrative functions. Mr. Abel is a Chartered Accountant and from 1984 to 1992 was employed by Price Waterhouse (one of the predecessor firms of PricewaterhouseCoopers LLP) in San Francisco, where he was responsible for clients in the energy industry.

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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Financial Statements and Schedules

     1.   Financial Statements

          Consolidated Balance Sheets as of December 31, 2000 and 1999.

          Consolidated Statements of Income for the years ended December 31, 2000 and 1999 and for the periods ended December 31, 1998 and May 27, 1998.

          Consolidated  Statements  of  Changes  in  Stockholders'   Equity  and
               Comprehensive Income for the years ended December 31, 2000 and 1999 and for the periods ended December 31, 1998 and May 27, 1998.

          Consolidated Statements of Cash Flows for the years ended December 31,
               2000 and 1999.

          Notes to Consolidated Financial Statements.

          Report of Independent Accountants.

     2.   Financial Statement Schedules

          Schedules not included have been omitted because of the absence of the conditions under which they are required.

          See  Schedule II Valuation and Qualifying Accounts and Reserves.

                                   SCHEDULE II
                              HOMESERVICES.COM INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                         Balance at   Charged to   Charged            Balance at
                                         Beginning    costs and      to                 end of
(dollars in thousands)                   of period    expenses     reserves   Other     period
----------------------                   ----------   ----------   --------   -----   ----------

Year ended December 31, 2000
----------------------------
Allowance for doubtful trade accounts      $1,332        $172      $(1,118)   $   --      $  386

Year ended December 31, 1999
----------------------------
Allowance for doubtful trade accounts      $1,346        $ 87      $  (106)   $    5      $1,332

Period ended December 31, 1998
------------------------------
Allowance for doubtful trade accounts      $   --        $ 27      $    --    $1,319      $1,346


          (b)  Reports on Form 8-K

               Not applicable.

          (c)  Exhibits

               The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

          (d) Financial statements required by Regulations S-X, which are excluded from the Annual Report by Rule 14a-3(b).

               Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Edina State of Minnesota, on this 29th day of March, 2001.

                                    HOMESERVICES.COM INC.

                                    By:  /s/ Ronald J. Peltier*
                                    -------------------------------------------
                                             Ronald J. Peltier
                                             President, Chief Executive Officer
                                               and Director

                                    By:  /s/  Galen K. Johnson*
                                    -------------------------------------------
                                              Galen K. Johnson
                                              Attorney-in-Fact

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                                      Date
     ---------                                                      ----


/s/  Ronald J. Peltier*                                       March 29, 2001
---------------------------
Ronald J. Peltier
President, Chief Executive
  Officer and Director

/s/  Galen K. Johnson*                                        March 29, 2001
---------------------------
Galen K. Johnson
Senior Vice President and
  Chief Financial Officer

/s/  Jack W. Frost*                                           March 29, 2001
---------------------------
Jack W. Frost
Director

/s/  R. Michael Knapp*                                        March 29, 2001
---------------------------
R. Michael Knapp
Director

/s/  David L. Sokol*                                          March 29, 2001
---------------------------
David L. Sokol
Director

/s/  Steven A. McArthur*                                      March 29, 2001
---------------------------
Steven A. McArthur
Director

/s/  Gregory E. Abel*                                         March 29, 2001
---------------------------
Gregory E. Abel
Director

/s/  Richard R. Jaros*                                        March 29, 2001
---------------------------
Richard R. Jaros
Director

/s/  W. David Scott*                                          March 29, 2001
---------------------------
W. David Scott
Director

*By:  /s/  Galen K. Johnson                                   March 29, 2001
---------------------------
Galen K. Johnson
Attorney-in-Fact

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