Form 10-Q
period 2001-03-31
HOMESERVICES COM INC
filed 2001-04-27
CIK 1090445

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                      For the quarterly period ended March
                       31, 2001 Commission File No. 1-9874

                              HomeServices.Com Inc.

             (Exact name of registrant as specified in its charter)

          Delaware                                             41-1945806
  ----------------------------                         -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

6800 France Ave. South, Suite 600, Edina, Minnesota              55435
-----------------------------------------------------      -----------------
      (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code: (952) 928-5900
                                                          --------------

        Securities registered pursuant to Section 12(b) of the Act:  N/A

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

                               Yes X    No_____

         8,722,942 shares of Common Stock were outstanding on April 26, 2001.

                                TABLE OF CONTENTS

Part I

  Item 1.  Financial Statements
   Consolidated Balance Sheets................................................3
   Consolidated Statements of Income..........................................4
   Consolidated Statements of Cash Flows......................................5
   Notes to Consolidated Financial Statements.................................6
  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.......................................8

Part II
  Item 1.  Legal Proceedings.................................................11
  Item 2.  Changes in Securities.............................................11
  Item 3.  Default on Senior Securities......................................11
  Item 4.  Submission of Matters to a Vote of Security Holders...............11
  Item 5.  Other information.................................................11
  Item 6.  Exhibits and Reports on Form 8-K..................................11

  SIGNATURES.................................................................12

                                     Part I

Item 1.  Financial Statements

                              HOMESERVICES.COM INC.
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                             As of
                                                    March 31,     December 31,
                                                       2001           2000
                                                  -------------  --------------
Assets                                             (Unaudited)
Current Assets:
--------------
Cash and cash equivalents                        $     10,803      $     5,825
Commissions and other trade
  receivables, net of allowance
  of $427 and $386                                     13,376            8,856
Mortgage loans held for sale                            2,965            5,548
Amounts held in trust                                  16,422           13,141
Income taxes receivable                                 2,592              731
Deferred income taxes                                   1,819            1,081
Other current assets                                    3,994            3,875
                                                 -------------      -----------
     Total current assets                              51,971           39,057
                                                 -------------      -----------
Other Assets:
------------
Office property and equipment, net                     23,756           23,792
Intangible assets, net                                104,405          102,613
Other assets                                            3,604            4,008
                                                  ------------      -----------
     Total other assets                               131,765          130,413
                                                  ------------      -----------
Total Assets                                      $   183,736       $  169,470
                                                  ============      ===========
Liabilities and Stockholders' Equity
Current Liabilities:
-------------------
Accounts and commissions payable                  $     9,742       $    9,045
Accrued expenses                                       11,467           10,940
Payable to affiliates                                     129              215
Amounts held in trust                                  16,422           13,141
Current portion of long-term debt                         675              742
Other current liabilities                               2,483            1,606
                                                  ------------      -----------
     Total current liabilities                         40,918           35,689
                                                  ------------      -----------
Other Liabilities:
-----------------
Long-term debt                                         56,349           46,662
Agent profit-sharing                                    5,900            6,168
Deferred income taxes                                     932               21
Other noncurrent liabilities                              377              294
                                                   -----------      -----------
     Total other liabilities                           63,558           53,145
                                                   -----------      -----------
     Total liabilities                                104,476           88,834
                                                   -----------      -----------
Minority interest                                         750                -
                                                   -----------      -----------
Commitments and contingencies (Note 5)

Stockholders' Equity:
--------------------
Convertible preferred stock, $0.01 par value,
  2,000,000 shares authorized; no shares issued
  at March 31, 2001 and December 31, 2000                   -                -
Common stock, $0.01 par value, 38,000,000
  shares authorized; 10,422,942 shares issued
  at March 31, 2001 and December 31, 2000                 104              104
Additional paid-in capital                             78,705           78,705
Notes receivable from shareholders                       (237)            (317)
Accumulated other comprehensive income (loss)              91               (2)
Retained earnings                                      17,697           19,996
Less: Treasury stock, 1,700,000 common shares at cost (17,850)         (17,850)
                                                   -----------      -----------
     Total stockholders' equity                        78,510           80,636
                                                   -----------      -----------
Total Liabilities and Stockholders' Equity         $  183,736       $  169,470
                                                   ===========      ===========

    The accompanying notes are an integral part of these financial statements.

                              HOMESERVICES.COM INC.
                        Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                Three Months Ended March 31,
                                           -------------------------------------
                                                  2001                 2000
                                           ------------------    ---------------
Revenues:
Commission revenue                            $  84,228            $  79,548
Mortgage fees                                     5,968                  763
Title fees                                        5,485                3,999
Other                                             3,773                3,342
                                              ----------           ----------
Total revenues                                   99,454               87,652
                                              ----------           ----------
Operating expenses:
Commission expense                               60,608              55,218
Salaries and employee benefits                   18,135              15,989
Occupancy                                         6,486               5,958
Business promotion and advertising                4,703               4,616
Professional and management fees                  2,443                 807
Other operating expenses                          6,803               5,370
Amortization of pending real estate
  sales contracts                                   346                 665
Depreciation and amortization                     2,733               2,735
                                              ----------           ---------
Total operating expenses                        102,257              91,358
                                              ----------           ---------

Other income (expense):
Interest income                                     587                 253
Interest expense                                 (1,053)               (969)
                                              ----------           ---------
Total other income (expense), net                  (466)               (716)
                                              ----------           ---------

Loss before minority interest and
  income taxes                                   (3,269)             (4,422)
Minority interest                                  (500)                  -
                                              ----------           ---------
Loss before income taxes                         (3,769)             (4,422)

Income tax benefit                               (1,470)             (1,791)
                                               ---------           ---------

Net loss                                       $ (2,299)           $ (2,631)
                                               =========           =========

Net loss per share - basic and diluted         $  (0.26)           $  (0.28)
                                               =========           =========

Weighted average shares outstanding - Basic       8,723               9,298
                                               =========           =========

Weighted average shares outstanding - Diluted     8,723               9,298
                                               =========           =========


  The accompanying notes are an integral part of these financial statements.

                              HOMESERVICES.COM INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                              Three Months Ended
                                                                                                   March 31,

                                                                                    ------------------------------------
                                                                                         2001                 2000
                                                                                    ----------------     ---------------
Cash flows used in operating activities:

Net loss                                                                               $     (2,299)       $    (2,631)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                             2,733              2,735
    Amortization of pending real estate sales contracts                                         346                665
    Earnings in unconsolidated entities                                                        (101)              (161)
    Distributed earnings in unconsolidated entities                                              35                384
    Minority interest                                                                           500                  -
    Loss (gain) on sale or disposal of office property and equipment                             (1)               363
    Decrease in notes receivable from shareholders                                               80                 96
    Deferred income taxes                                                                       173                328
    Changes in assets and liabilities, net of effects from companies purchased:
        Commission and other trade receivables, net of allowance                             (4,866)            (3,611)
        Mortgage loans held for sale                                                          2,583               (203)
        Income taxes receivable                                                              (1,861)              (573)
        Payable to affiliates                                                                   (86)              (936)
        Agent profit-sharing                                                                   (268)              (262)
        Accounts and commissions payable and accrued expenses                                 1,225             (1,788)
        Other assets and liabilities                                                            856                (49)
                                                                                       -------------        -----------
Net cash used in operating activities                                                          (951)            (5,643)

Cash flows used in investing activities:

Purchase of companies, net of cash and cash equivalents acquired                            (2,892)               (110)
Purchases of office property and equipment                                                  (1,594)             (2,329)
Other investing                                                                                545                (217)
                                                                                       ------------         -----------
Net cash used in investing activities                                                       (3,941)             (2,656)

Cash flows provided by financing activities:

Payments of long-term debt                                                                    (380)               (105)
Net change in revolving credit facility                                                     10,000               5,000
Cash received from minority shareholder                                                        250                   -
                                                                                       ------------         -----------
Net cash provided by financing activities                                                    9,870               4,895

Net increase (decrease) in cash and cash equivalents                                         4,978              (3,404)
Cash and cash equivalents at beginning of period                                             5,825              10,318
                                                                                       ------------         -----------
Cash and cash equivalents at end of period                                             $    10,803          $    6,914
                                                                                       ============         ===========

   The accompanying notes are an integral part of these financial statements.

                             HOMESERVICES.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General:

HomeServices.Com Inc. (the "Company" or "HomeServices") was incorporated on July 13, 1999, and was the successor by merger to MidAmerican Realty Services Company on October 7, 1999. The seven leading name-brand real estate brokerage firms that currently comprise HomeServices have an average operating history of over 50 years. HomeServices is the second largest residential real estate brokerage firm in the United States (based on closed transaction sides), operating 166 branch offices with approximately 6,600 sales associates in twelve states. In addition to providing traditional residential real estate brokerage services, HomeServices cross sells integrated services such as mortgage origination, title and closing and facilitates the securing of other third party services such as home inspection, home warranty, property and casualty insurance, hook up utilities and related services, home maintenance and repair.

Approximately 83% of the outstanding common stock of the Company is owned by MidAmerican Energy Holdings Company ("MidAmerican Holdings"). As a result, MidAmerican Holdings has the power to elect the entire board of directors and approve matters submitted to a vote of stockholders.

In the opinion of management, the accompanying unaudited consolidated financial statements of HomeServices contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000. Due to seasonality factors, the results of operations and cash flows for periods presented are not necessarily indicative of the results to be expected for the full year.

2.       Investment in Mortgage Lending Joint Ventures

In January 2001, the Company acquired a controlling interest in certain mortgage joint ventures resulting in full consolidation for 2001. In 2000, these certain mortgage joint ventures were reported using equity method accounting.

The unaudited pro forma financial results assuming these equity investments were consolidated for the quarter ended March 31, 2000 are as follows (dollars in thousands, except per share amounts):

                                                        Quarter ended
                                                        March 31, 2000
                                                     --------------------
Total Revenues                                              $90,325
Net loss                                                    $(2,631)
Earnings per share - diluted                                $ (0.28)

3.       Comprehensive Income (Loss):

Comprehensive income (loss) for the three months ended March 31, 2001 and 2000 was $(2,206,000) and $(2,631,000) net of tax, respectively. Comprehensive income
(loss) differs from net income (loss) primarily due to changes in the fair market value of available-for-sale investment securities and the adoption of Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," effective for the Company beginning January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. As of January 1, 2001, the only derivative financial instrument held by the Company was a cash flow hedge interest rate swap agreement. The cumulative effect of adopting FAS 133 related to this interest rate swap resulted in an increase of $136,000 to other comprehensive income. During the quarter ended March 31, 2001, $41,000 was amortized to earnings and the remainder will be amortized to earnings by the maturity date of the interest rate swap of October 26, 2001. As of March 31, 2001, the fair market value of this interest rate swap was $77,000 and is included other current assets.

4.       Earnings Per Share:

The common stock equivalent shares related to stock options of 194,000 and 219,000 for the quarters ended March 31, 2001 and 2000, respectively and convertible preferred stock of 1,500,000 shares for the quarter ended March 31, 2000 are excluded from the calculation of weighted average diluted shares outstanding as their effect is antidilutive.

5.   Commitments and Contingencies:

In the ordinary course of business, HomeServices and its subsidiaries are involved in legal proceedings incidental to their operations. HomeServices and its subsidiaries are not currently involved in any legal proceedings that management believes would have a material adverse effect on the operations or financial condition of HomeServices and its subsidiaries taken as a whole.

The Long Realty stock purchase agreement provides for earn-out payments of up to $1.5 million per year based on profitability levels achieved in years 1999 and 2000. A payment of $275,000 was made for the year ended December 31, 1999, and recorded as an additional cost of the acquisition. While the final determination of the obligation due for the year 2000 has not yet been made, it will be recorded as an additional cost of the acquisition.

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

Additionally, the timing of acquisitions may significantly impact the comparability of the results of operations of the Company. The results of operations reflect the revenues and expenses of each of the entities from their respective dates of acquisition.

Results of Operations of HomeServices for the Three Months Ended March 31, 2001 and 2000

The following table presents selected consolidated financial data of the Company as of and for the periods ended March 31, 2001 and 2000 (in thousands except per share amounts).

                                             Three Months Ended March 31,
                                             2001                    2000
                                         -------------           -------------
Statement of Income Data:
Revenues:
Commmission revenue                        $  84,228               $  79,548
Mortgage fees                                  5,968                     763
Title fees                                     5,485                   3,999
Other                                          3,773                   3,342
                                           ----------              ----------
Total Revenues                                99,454                  87,652
                                           ----------              ----------
Operating expenses:
Commission expense                            60,608                  55,218
All other operating expenses                  38,570                  32,740
Amortization of pending real
  estate contracts                               346                     665
Depreciation and amortization                  2,733                   2,735
                                           ----------              ----------
Total operating expenses:                    102,257                  91,358
                                           ----------              ----------
Total other income (expense), net               (466)                   (716)
                                           ----------              ----------
Loss before minority interest
  and income taxes                            (3,269)                 (4,422)
Minority interest                               (500)                      -
                                           ----------              ----------
Loss before income taxes                      (3,769)                 (4,422)
Income tax benefit                            (1,470)                 (1,791)
                                           ----------              ----------
Net loss                                   $  (2,299)              $  (2,631)
                                           ==========              ==========
Net loss per share:
Basic and diluted                          $   (0.26)              $   (0.28)
                                           ==========              ==========

Balance Sheet Data:                      March 31, 2001        December 31, 2000
                                      -------------------      -----------------
Cash and cash equivalents                  $  10,803               $   5,825
Total assets                               $ 183,736               $ 169,470
Long-term debt including current portion   $  57,024               $  47,404
Stockholders' Equity                       $  78,510               $  80,636


Results of Operations of HomeServices for the Three Months Ended March 31, 2001 and 2000

Revenues. Total revenues for the three months ended March 31, 2001 were $99.5 million, an increase of $11.8 million or 13.5% compared to the same period in 2000. On a pro forma basis, assuming full consolidation of the mortgage origination joint venture revenue for the quarter ended March 31,2000, total revenues increased by $9.1 million or 10.1%.

Commission revenue for the three months ended March 31, 2001 was $84.2 million or 84.7% of total revenues, an increase of $4.7 million or 5.9% compared to the same period in 2000. Closed transaction volume for the quarter increased to $2.8 billion, as compared to $2.6 billion in the same period of 2000. The average home sales price of $164,400 increased 8% from 2000, with closed-transaction sides declining slightly to 17,089 as compared to 17,364 in 2000.

Mortgage fees for the three months ended March 31, 2001 and 2000 were $6.0 million or 6.0% of total revenues, and $0.8 million or 0.9% of total revenues, respectively. In January 2001, the Company acquired a controlling interest in certain mortgage joint ventures that were accounted for using the equity method in 2000. On a pro forma basis, assuming full consolidation of the mortgage origination joint venture for the 2000 period, mortgage fees increased by $2.5 million or 73.7%. The increase in mortgage fees is due to an increase in the market share and an increase in the refinance business.

Title fees for the three months ended March 31, 2001 and 2000 were $5.5 million or 5.5% of total revenues, and $4.0 million or 4.6% of total revenues, respectively. The increase in title fees is due to the addition of title services in several markets and increased refinance business.

Other revenues for the three months ended March 31, 2001 and 2000 were $3.8 million and $3.3 million, respectively, and accounted for 3.8% of total revenues in each period. The increase of $0.5 million is primarily attributed to an increase in broker administrative commissions.

Commission Expense. Commission expense for the three months ended March 31, 2001 was $60.6 million, an increase of $5.4 million or 9.8% compared to the same period in 2000. The increase in commission expense is due to the increase in dollar volume of closed transactions, a higher percentage payout to the agents and the addition of commission payments related to the full consolidation of the mortgage origination joint venture. Brokerage commission expense as a percentage of brokerage commission revenue increased from 69.4% for the three months ended March 31, 2000 to 70.0% for the same period in 2001.

All Other Operating Expenses. All other operating expenses for the three months ended March 31, 2001 were $38.6 million, an increase of $5.8 million or 17.8% compared to the same period in 2000. On a pro forma basis, assuming full consolidation of the mortgage origination joint venture for the 2000 period, all other operating expenses increased by $3.9 million or 11.3%. All other operating expenses include expenses such as salaries and employee benefits, occupancy and business promotion and advertising, and professional and management fees. The increase is primarily attributed to increased activities associated with increased revenues.

Amortization of Pending Real Estate Sales Contracts. Amortization of pending real estate sales contracts was $0.3 million for the three months ended March 31, 2001 attributable to the acquisition of the residential division of Tucson Realty and Trust Company in January 2001. Amortization of pending real estate sales contracts was $0.7 million for the three months ended March 2000 attributable to the acquisition of Champion Realty Inc. in December of 1999.

Depreciation and Amortization. Depreciation and amortization, excluding the amortization of pending real estate sales contracts, for the three months ended March 31, 2001 was $2.7 million, unchanged from the same period in 2000.

Other Income (Expense), Net. Other income (expense), net for the three months ended March 31, 2001 and 2000 consisted primarily of interest expense and interest income. Interest expense for the three months ended March 31, 2001 was $1.1 million, an increase of $0.1 million compared to the same period in 2000. The increase is attributed primarily due to higher borrowings under the revolving credit facility, partially offset by lower interest rates.

Income Tax Benefit. The lower income tax benefit for the three months ended March 31, 2001 as compared to the same period in 2000 is primarily the result of the difference in loss before income tax benefit between the periods.

Minority Interest. The minority interest is the result of the Company acquiring a controlling interest in certain mortgage joint ventures that were accounted for using the equity method in 2000.

Net Loss. Net loss for the three months ended March 31, 2001 was $2.3 million, a decrease of $0.3 million, or 12.6% compared to the net loss for the same period in 2000.

Liquidity and Capital Resources

The Company's capital requirements consist primarily of working capital, capital expenditures and acquisitions. Historically, the Company has funded its working capital and capital expenditures using cash and cash equivalents on hand. Acquisitions have historically been financed through the Company's initial public offering, borrowings under its revolving credit facility, the private placement of the 7.12% senior notes, loans from MidAmerican Energy Holdings Company, capital contributions prior to the IPO and cash on hand. As of March 31, 2001, cash and cash equivalents totaled $10.8 million, and $45.0 million was available under the revolving credit facility.

The Company's cash used by operating activities was $1.0 million and $5.6 million for the three months ended March 31, 2001 and 2000, respectively. In the first three months of 2001, cash flows from mortgage loans held for sale were positively impacted by the combining of the mortgage originations business of its wholly owned Kansas City subsidiary, Plaza Mortgage, into its mortgage origination joint venture with Wells Fargo Home Mortgage, a subsidiary of Wells Fargo & Company.

The Company's cash used in investing activities was $3.9 million and $2.7 million for the three months ended March 31, 2001 and 2000, respectively. The Company's cash used in investing activities for the three months ended March 31, 2001 was primarily attributable to $2.9 million for the acquisition of brokerage companies. The Company's cash used in investing activities for the three months ended March 31, 2000 was primarily attributable to the purchase of office property and equipment.

The Company's cash provided by financing activities was $9.9 million and $4.9 million for the three months ended March 31, 2001 and 2000, respectively. The Company's cash provided by financing activities for both periods was primarily a result of advances under the revolving credit agreement.

The Company believes that the cash flow from operations and available borrowings under its $65 million revolving credit facility will be adequate to meet its needs for working capital, capital expenditures, debt service, planned acquisitions and the continued development of its e-commerce platform. However, future acquisition growth may result in the need to raise additional funds through public or private financings or the formation of strategic ventures.

Forward-looking Statements

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including operating uncertainty, acquisition uncertainty, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. Reference is made to all of the Company's SEC filings, including the Company's Report on Form 8-K dated March 16, 2001, incorporated herein by reference, for a description of certain risk factors. The Company assumes no responsibility to update forward-looking information contained herein.

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

Item 5.  Other information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits - None
(b) A current report on Form 8-K dated March 16, 2001 was filed relating to cautionary statements for Registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Edina, State of Minnesota, on this 26th day of April, 2001.

                                                     HOMESERVICES.COM INC.

                                                     By: /s/  Galen K. Johnson
                                                     -------------------------
                                                     Senior Vice President and
                                                     Chief Financial Officer