Form 10-Q
period 2001-06-30
HOMESERVICES COM INC
filed 2001-08-02
CIK 1090445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001
Commission File No. 1-9874

HomeServices.Com Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-1945806
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6800 France Ave. South, Suite 600, Edina, Minnesota	55435
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (952) 928-5900

Securities registered pursuant to Section 12(b) of the Act: NA

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of exchange
Common Stock, $0.01 par value	on which registered
("Common Stock")	Nasdaq Stock Market

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes      X          No

              8,722,942 shares of Common Stock were outstanding on July 31, 2001.

                                TABLE OF CONTENTS

Part I
  Item 1.  Financial Statements

  Item 2.  Management's Discussion and
           Analysis of Financial Condition and Results of Operations..........8

Part II

                                     Part I

Item 1.  Financial Statements
                              HOMESERVICES.COM INC.
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                                                       As of
                                                                        -------------------------------------
                                                                             June 30,          December 31,
                                                                              2001                 2000
                                                                        -------------------------------------
Assets                                                                     (Unaudited)
Current Assets:

Cash and cash equivalents                                                  $   7,708            $   5,825
Commissions and other trade receivables,
  net of allowance of $524 and $386                                           18,680                8,856
Mortgage loans held for sale                                                   1,403                5,548
Pending real estate sales contracts                                            1,167                   --
Amounts held in trust                                                         31,609               13,141
Income taxes receivable                                                           --                  731
Deferred income taxes                                                          1,835                1,081
Other current assets                                                           4,427                3,875
                                                                           ---------            ---------
     Total current assets                                                     66,829               39,057
                                                                           ---------            ---------

Other Noncurrent Assets:
Office property and equipment, net                                            26,016               23,792
Goodwill and intangible assets, net                                          125,048              102,613
Other noncurrent assets                                                        4,477                4,008
                                                                           ---------            ---------
     Total other noncurrent assets                                           155,541              130,413
                                                                           ---------            ---------

Total Assets                                                               $ 222,370            $ 169,470
                                                                           =========            =========

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts and commissions payable                                           $  15,607            $   9,045
Accrued expenses                                                              20,082               10,940
Payable to affiliates                                                             63                  215
Income taxes payable                                                           3,076                   --
Amounts held in trust                                                         31,609               13,141
Current portion of long-term debt                                                644                  742
Other current liabilities                                                      2,113                1,606
                                                                           ---------            ---------
     Total current liabilities                                                73,194               35,689
                                                                           ---------            ---------

Other Noncurrent Liabilities:
Long-term debt                                                                53,121               46,662
Agent profit-sharing                                                           6,485                6,168
Deferred income taxes                                                          1,163                   21
Other noncurrent liabilities                                                     297                  294
                                                                           ---------            ---------
     Total other noncurrent liabilities                                       61,066               53,145
                                                                           ---------            ---------

     Total liabilities                                                       134,260               88,834
                                                                           ---------            ---------

Minority interest                                                              1,618                   --
                                                                           ---------            ---------

Commitments and contingencies (Note 7)

Stockholders' Equity:
Convertible preferred stock, $0.01 par value, 2,000,000 shares
  authorized; no shares issued at June 30, 2001 and December 31, 2000             --                   --
Common stock, $0.01 par value, 38,000,000 shares authorized;
  10,422,942 shares issued at June 30, 2001 and December 31, 2000                104                  104
Additional paid-in capital                                                    78,344               78,705
Notes receivable from shareholders                                              (158)                (317)
Accumulated other comprehensive income (loss)                                     65                   (2)
Retained earnings                                                             25,987               19,996
Less: Treasury stock, 1,700,000 common shares at cost                        (17,850)             (17,850)
     Total stockholders' equity                                               86,492               80,636
                                                                           ---------            ---------
Total Liabilities and Stockholders' Equity                                 $ 222,370            $ 169,470
                                                                           =========            =========

   The accompanying notes are an integral part of these financial statements.

                              HOMESERVICES.COM INC.
                        Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                       Three Months Ended June 30,  Six Months Ended June 30,
                                       ---------------------------  -------------------------
                                            2001         2000           2001         2000
                                       ------------- -------------  ------------ ------------
Revenues:

Commission revenue                       $ 154,361    $ 126,425      $ 238,589    $ 205,973
Mortgage fees                               10,632        1,696         16,936        2,459
Title fees                                   9,333        6,380         14,817       10,379
Other                                        6,217        4,396          9,992        7,738
                                         ---------    ---------      ---------    ---------
Total revenues                             180,543      138,897        280,334      226,549
                                         ---------    ---------      ---------    ---------
Operating expenses:
Commission expense                         111,922       88,332        172,531      143,550
Salaries and employee benefits              22,215       16,746         40,351       32,735
Occupancy                                    7,596        5,538         14,081       11,496
Business promotion and advertising           5,323        5,211         10,026        9,827
Professional and management fees             3,167        1,402          5,610        2,209
Other operating expenses                     8,374        5,901         15,175       11,271
Amortization of pending real
   estate sales contracts                    2,333           --          2,680          665
Depreciation and amortization                2,998        2,774          5,731        5,509
                                         ---------    ---------      ---------    ---------
Total operating expenses                   163,928      125,904        266,185      217,262
                                         ---------    ---------      ---------    ---------

Other income (expense):
Other income                                   329          272            571          525
Interest expense                            (1,063)        (768)        (2,108)      (1,737)
                                         ---------    ---------      ---------    ---------
Total other income (expense), net             (734)        (496)        (1,537)      (1,212)

Income before minority interest and
  income taxes                              15,881       12,497         12,612        8,075
Minority interest                           (1,509)          --         (2,009)          --
                                         ---------    ---------      ---------    ---------
Income before income taxes                  14,372       12,497         10,603        8,075

Income tax expense                           6,082        5,156          4,612        3,365
                                         ---------    ---------      ---------    ---------
Net income                               $   8,290    $   7,341      $   5,991    $   4,710
                                         =========    =========      =========    =========

Net income per share:
Basic                                    $    0.95    $    0.82      $    0.69    $    0.52
Diluted                                  $    0.93    $    0.69      $    0.67    $    0.44

Weighted average shares outstanding:
Basic                                        8,723        8,956          8,723        9,030
Diluted                                      8,915       10,585          8,916       10,617

   The accompanying notes are an integral part of these financial statements.

                                                 HOMESERVICES.COM INC.
                                         Consolidated Statements of Cash Flows
                                                     (in thousands)
                                                      (Unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                    -------------------------------------
                                                                                         2001                 2000
                                                                                    ----------------    -----------------
Cash flows provided by operating activities:

Net income                                                                               $  5,991          $  4,710
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                           5,731             5,509
    Amortization of pending real estate sales contracts                                     2,680               665
    Earnings in unconsolidated entities                                                      (496)           (1,082)
    Distributed earnings in unconsolidated entities                                           345                --
    Minority interest                                                                       2,009                --
    (Gain) loss on sale or disposal of office property and equipment                           (3)              434
    Decrease in notes receivable from shareholders                                            159               175
    Deferred income taxes                                                                     321               727
    Changes in assets and liabilities, net of effects from companies purchased:
      Commission and other trade receivables, net of allowance                            (10,026)           (7,070)
      Mortgage loans held for sale                                                          4,145            (1,588)
      Income taxes receivable/payable                                                       3,807             3,969
      Payable to affiliates                                                                  (152)           (1,042)
      Agent profit-sharing                                                                    317                62
      Accounts and commissions payable and accrued expenses                                15,625             5,394
      Other assets and liabilities                                                         (1,189)              212
                                                                                         --------          --------
Net cash provided by operating activities                                                  29,264            11,075

Cash flows used in investing activities:
Purchase of companies, net of cash and cash equivalents acquired                          (29,963)             (194)
Purchases of office property and equipment                                                 (3,493)           (4,589)
Other                                                                                          51               778
                                                                                         --------          --------
Net cash used in investing activities                                                     (33,405)           (4,005)

Cash flows provided by (used in) financing activities:
Payments of long-term debt                                                                   (439)             (186)
Net change in revolving credit facility                                                     6,800            (5,000)
Dividends to minority shareholders                                                           (641)               --
Contributions from minority shareholders                                                      250                --
Other                                                                                          54               (30)
                                                                                         --------          --------
Net cash provided by (used in) financing activities                                         6,024            (5,216)

Net increase in cash and cash equivalents                                                   1,883             1,854
Cash and cash equivalents at beginning of period                                            5,825            10,318
                                                                                         --------          --------
Cash and cash equivalents at end of period                                               $  7,708          $ 12,172
                                                                                         ========          ========

                              The accompanying notes are an integral part of these financial statements.

HOMESERVICES.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         General:

HomeServices.Com Inc. (the “Company” or “HomeServices”) was incorporated on July 13, 1999, and was the successor by merger to MidAmerican Realty Services Company on October 7, 1999. The nine leading name-brand real estate brokerage firms that currently comprise HomeServices have an average operating history of nearly 50 years. HomeServices is the second largest residential real estate brokerage firm in the United States (based on closed transaction sides), operating 184 branch offices with approximately 8,100 sales associates in twelve states. In addition to providing traditional residential real estate brokerage services, HomeServices cross sells integrated services such as mortgage origination, title and closing and facilitates the securing of other third party services such as home inspection, home warranty, property and casualty insurance, hook up of utilities and related services, and home maintenance and repair.

Approximately 83% of the outstanding common stock of the Company is owned by MidAmerican Energy Holdings Company (“MidAmerican Holdings”). As a result, MidAmerican Holdings has the power to elect the entire board of directors and approve matters submitted to a vote of stockholders.

In the opinion of management, the accompanying unaudited consolidated financial statements of HomeServices contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001, the results of operations for the three month and six month periods ended June 30, 2001 and 2000 and cash flows for the six month period ended June 30, 2001 and 2000. These statements have been prepared in accordance with the instructions for SEC Form 10-Q and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. Therefore, it is suggested that these consolidated financial statements be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2000. Due to seasonality factors, the results of operations and cash flows for periods presented are not necessarily indicative of the results to be expected for the full year.

2.         Reclassifications:

Certain reclassifications have been made to the financial statements to conform to the 2001 presentation.

3.         Investment in Mortgage Lending Joint Ventures:

In January 2001, the Company acquired a controlling interest in certain mortgage origination joint ventures resulting in full consolidation for 2001. In 2000, these joint ventures were accounted for using the equity method. Net income and earnings per share for 2000 would remain the same under both the equity method of accounting and full consolidation.

The unaudited pro forma financial results assuming these equity investments were consolidated for the three and six months ended June 30, 2000 are as follows (dollars in thousands, except per share amounts):

                                      Three months ended     Six months ended
                                        June 30, 2000          June 30, 2000
                                     --------------------- --------------------
Total revenues                              $143,523            $234,108
Net income                                    $7,341              $4,710
Earnings per share - diluted                   $0.69               $0.44

4.         Comprehensive Income:

Comprehensive income for the three months ended June 30, 2001 and 2000 was $8,263,000 and $7,343,000 net of tax, respectively and for the six months ended June 30, 2001 and 2000 was $6,058,000 and $4,736,000 net of tax, respectively. Comprehensive income differs from net income primarily due to changes in the fair market value of available-for-sale investment securities and the adoption of Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, effective for the Company beginning January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. As of January 1, 2001, the only derivative financial instrument held by the Company was a cash flow hedge related to an interest rate swap agreement. The cumulative effect of adopting SFAS No. 133 related to this interest rate swap resulted in an increase of $136,000 to other comprehensive income. During the three month and six month periods ended June 30, 2001, $41,000 and $82,000 was reclassified to earnings respectively, and the remainder will be reclassified to earnings by the maturity date of the interest rate swap on October 26, 2001. As of June 30, 2001, the fair market value of this interest rate swap was a loss of $41,000 and is included in other current liabilities.

5.         Earnings Per Share:

Diluted net income per share includes the dilutive impact of common stock options for the three months and six months ended June 30, 2001 of 192,261 and 193,090, respectively. For the three and six month periods ended June 30, 2000, diluted net income per share included the dilutive impact of common stock options of 161,561 and 194,430, respectively. In addition, there was a dilutive impact related to the conversion of 1,500 shares of preferred stock to 1,500,000 shares of common stock for the three and six months ended June 30, 2000 of 1,467,033 and 1,392,857, respectively.

6.         Business Acquisition:

On May 14, 2001, HomeServices acquired The J.D. Reece Company (“J.D. Reece”), the market leader in residential real estate brokerage in the greater Kansas City, Kansas area with 1,300 sales associates, 160 employees and 20 offices. This transaction was accounted for as a purchase business combination and as such the results of operations of the Company include the results of J.D. Reece beginning May 2001.

7.         Commitments and Contingencies:

In the ordinary course of business, HomeServices and its subsidiaries are involved in legal proceedings incidental to their operations. HomeServices and its subsidiaries are not currently involved in any legal proceedings that management believes would have a material adverse effect on the operations, financial condition, or cash flows of HomeServices and its subsidiaries taken as a whole.

The Long Realty stock purchase agreement provides for earn-out payments of up to $1.5 million per year based on profitability levels achieved in years 1999 and 2000. Payments of $238,000 and $275,000 were made in accordance with this stock purchase agreement for the years 2000 and 1999, respectively. These payments were recorded as an additional cost of the acquisition.

The J.D. Reece stock purchase agreement provides for an earnings distribution payment of up to $1.2 million based on adjusted accrual basis earnings for the period from January 1 through April 30, 2001. As payment of the maximum $1.2 million is expected to occur in the third quarter of the year ended December 31, 2001, such amount has been accrued as a liability and recorded as an additional cost of the acquisition.

8.         Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board (“FASB”) approved the issuance of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, issued in July 2001, establish accounting and reporting for business combinations and intangible assets. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for the Company beginning on January 1, 2002. The Company has not quantified the impact resulting from the adoption of these standards.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company’s real estate brokerage business is subject to seasonal fluctuations because more home sale transactions tend to close during the second and third quarters of the year. As a result, the Company’s operating results and profitability are typically higher in the second and third quarters relative to the remainder of the year.

Additionally, the timing of acquisitions may significantly impact the comparability of the results of operations of the Company. The results of operations reflect the revenues and expenses of each of the entities from their respective dates of acquisition.

Results of Operations of HomeServices for the Three Months and Six Months Ended June 30, 2001 and 2000

The following table presents selected unaudited consolidated financial data of the Company as of and for the periods ended June 30, 2001 and 2000 (in thousands, except per share amounts).

                                             Three Months Ended June 30,           Six Months Ended June 30,
                                         -----------------------------------------------------------------------
                                               2001               2000              2001              2000
                                             ---------         ---------         ---------         ---------
Statement of Income Data:
Revenues:

Commission revenue                           $ 154,361         $ 126,425         $ 238,589         $ 205,973
Mortgage fees                                   10,632             1,696            16,936             2,459
Title fees                                       9,333             6,380            14,817            10,379
Other                                            6,217             4,396             9,992             7,738
                                             ---------         ---------         ---------         ---------
Total revenues                                 180,543           138,897           280,334           226,549
                                             ---------         ---------         ---------         ---------

Operating expenses:
Commission expense                             111,922            88,332           172,531           143,550
All other operating expense                     46,675            34,798            85,243            67,538
Amortization of pending real estate
sales contracts                                  2,333                --             2,680               665
Depreciation and amortization                    2,998             2,774             5,731             5,509
                                             ---------         ---------         ---------         ---------
Total operating expenses                       163,928           125,904           266,185           217,262
                                             ---------         ---------         ---------         ---------

Total other income (expense), net                 (734)             (496)           (1,537)           (1,212)
                                             ---------         ---------         ---------         ---------

Income before minority interest and
income taxes                                    15,881            12,497            12,612             8,075
Minority interest                               (1,509)               --            (2,009)               --
                                             ---------         ---------         ---------         ---------
Income before income taxes                      14,372            12,497            10,603             8,075
Income tax expense                               6,082             5,156             4,612             3,365
                                             ---------         ---------         ---------         ---------
Net income                                   $   8,290         $   7,341         $   5,991         $   4,710
                                             =========         =========         =========         =========
Net income per share:
Basic                                        $    0.95         $    0.82         $    0.69         $    0.52
                                             =========         =========         =========         =========
Diluted                                      $    0.93         $    0.69         $    0.67         $    0.44
                                             =========         =========         =========         =========

                                             As of               As of
                                            June 30,         December 31,
Balance Sheet Data:                           2001               2001
                                          --------------    --------------
Cash and cash equivalents                   $  7,708           $  5,825
Total assets                                $222,370           $169,470
Long-term debt including current
portion                                     $ 53,765           $ 47,404
Stockholders' equity                        $ 86,492           $ 80,636

Results of Operations of HomeServices for the Six Months Ended June 30, 2001 and 2000

Revenues. Total revenues for the six months ended June 30, 2001 were $280.3 million, an increase of $53.8 million or 23.7% compared to the same period in 2000. On a pro forma basis, assuming full consolidation of the mortgage origination joint venture revenue for the six months ended June 30, 2000, total revenues increased by $46.2 million or 19.7%.

Commission revenue for the six months ended June 30, 2001 was $238.6 million or 85.1% of total revenues, an increase of $32.6 million or 15.8% compared to the same period in 2000. Closed transaction volume for the six months ended June 30, 2001 increased to $8.0 billion, as compared to $6.8 billion in the same period of 2000. The average home sales price of $167,800 increased 6.1% from 2000, with closed-transaction sides increasing to 47,804 as compared to 43,279 for the six months ended June 30, 2000. The increase in closed transaction volume is primarily attributed to the J.D. Reece acquisition in May 2001 and an increase in home sales activity.

Mortgage fees for the six months ended June 30, 2001 and 2000 were $16.9 million or 6.0% of total revenues, and $2.5 million or 1.1% of total revenues, respectively. In January 2001, the Company acquired a controlling interest in certain mortgage joint ventures that were accounted for using the equity method in 2000. On a pro forma basis, assuming full consolidation of the mortgage origination joint venture for the 2000 period, mortgage fees increased by $6.9 million or 69.1%. The increase in mortgage fees is due to an increase in the refinance business and effective cross-selling of mortgage services to brokerage customers resulting in an increased capture rate.

Title fees for the six months ended June 30, 2001 and 2000 were $14.8 million or 5.3% of total revenues, and $10.4 million or 4.6% of total revenues, respectively. The increase in title fees is due to the addition of title services in several markets and increased refinance business.

Other revenues for the six months ended June 30, 2001 and 2000 were $10.0 million and $7.7 million, respectively, and accounted for 3.6% and 3.4% of total revenues, respectively. The increase of $2.3 million is primarily attributed to an increase in broker administrative commissions as well as the J.D. Reece acquisition.

Commission Expense. Commission expense for the six months ended June 30, 2001 was $172.5 million, an increase of $29.0 million or 20.2% compared to the same period in 2000. The increase in commission expense is due to the increase in dollar volume of closed transactions, a higher percentage payout to the agents and the addition of commission payments related to the full consolidation of the mortgage origination joint venture. Brokerage commission expense as a percentage of brokerage commission revenue increased from 69.5% for the six months ended June 30, 2000 to 70.4% for the same period in 2001.

All Other Operating Expenses. All other operating expenses for the six months ended June 30, 2001 were $85.2 million, an increase of $17.7 million or 26.2% compared to the same period in 2000. On a pro forma basis, assuming full consolidation of the mortgage origination joint venture for the 2000 period, all other operating expenses increased by $12.9 million or 17.9%. The increase is primarily attributed to the J.D. Reece acquisition and increased activities associated with increased revenues. All other operating expenses include expenses such as salaries and employee benefits, occupancy and business promotion and advertising, and professional and management fees.

Amortization of Pending Real Estate Sales Contracts. Amortization of pending real estate sales contracts was $2.7 million for the six months ended June 30, 2001 attributable to the acquisitions of the residential division of Tucson Realty and Trust Company in January 2001 and J.D. Reece in May 2001. Amortization of pending real estate sales contracts was $0.7 million for the six months ended June 30, 2000 attributable to the acquisition of Champion Realty Inc. in December 1999.

Depreciation and Amortization. Depreciation and amortization, excluding the amortization of pending real estate sales contracts, for the six months ended June 30, 2001 and 2000 was $5.7 million and $5.5 million, respectively.

Other Income (Expense), Net. Other income (expense), net for the six months ended June 30, 2001 and 2000 consisted primarily of interest expense and interest income. Interest expense for the six months ended June 30, 2001 was $2.1 million, an increase of $0.4 million compared to the same period in 2000. The increase is attributed primarily to higher average borrowings.

Income Tax Expense. The increase in income tax expense for the six months ended June 30, 2001 as compared to the same period in 2000 is primarily the result of the increase in pre-tax income and book to tax adjustments for which deferred taxes are not provided.

Minority Interest. The minority interest is the result of the Company acquiring a controlling interest in certain mortgage joint ventures that were accounted for using the equity method in 2000.

Net Income. Net income for the six months ended June 30, 2001 was $6.0 million, an increase of $1.3 million, or 27.2% compared to the net income for the same period in 2000.

Results of Operations of HomeServices for the Three Months Ended June 30, 2001 and 2000

Revenues. Total revenues for the three months ended June 30, 2001 were $180.5 million, an increase of $41.6 million or 30.0% compared to the same period in 2000. On a pro forma basis, assuming full consolidation of the mortgage origination joint venture revenue for the three months ended June 30, 2000, total revenues increased by $37.0 million or 25.8%.

Commission revenue for the three months ended June 30, 2001 was $154.4 million or 85.5% of total revenues, an increase of $27.9 million or 22.1% compared to the same period in 2000. Closed transaction volume for the quarter increased to $5.2 billion, as compared to $4.2 billion in the same period of 2000. The average home sales price of $169,700 increased 4.6% from 2000, with closed-transaction sides increasing to 30,714 as compared to 25,915 for the three months ended June 30, 2000. The increase is due primarily to the J.D. Reece acquisition in May 2001 and an increase in home sales activity.

Mortgage fees for the three months ended June 30, 2001 and 2000 were $10.6 million or 5.9% of total revenues, and $1.7 million or 1.2% of total revenues, respectively. In January 2001, the Company acquired a controlling interest in certain mortgage joint ventures that were accounted for using the equity method in 2000. On a pro forma basis, assuming full consolidation of the mortgage origination joint venture for the 2000 period, mortgage fees increased by $4.3 million or 68.2%. The increase in mortgage fees is due to an increase in the refinance business and effective cross-selling of mortgage services to brokerage customers resulting in an increased capture rate.

Title fees for the three months ended June 30, 2001 and 2000 were $9.3 million or 5.2% of total revenues, and $6.4 million or 4.6% of total revenues, respectively. The increase in title fees is due to the addition of title services in two markets and increased refinance business.

Other revenues for the three months ended June 30, 2001 and 2000 were $6.2 million and $4.4 million, respectively, and accounted for 3.4% and 3.2% of total revenues for the three months ended June 30, 2001 and 2000, respectively. The increase of $1.8 million is primarily attributed to the J.D. Reece acquisition and an increase in broker administrative commissions.

Commission Expense. Commission expense for the three months ended June 30, 2001 was $111.9 million, an increase of $23.6 million or 26.7% compared to the same period in 2000. The increase in commission expense is due to the increase in dollar volume of closed transactions, a higher percentage payout to the agents and the addition of commission payments related to the full consolidation of the mortgage origination joint venture. Brokerage commission expense as a percentage of brokerage commission revenue increased from 69.7% for the three months ended June 30, 2000 to 70.6% for the same period in 2001.

All Other Operating Expenses. All other operating expenses for the three months ended June 30, 2001 were $46.7 million, an increase of $11.9 million or 34.1% compared to the same period in 2000. On a pro forma basis, assuming full consolidation of the mortgage origination joint venture for the 2000 period, all other operating expenses increased by $9.0 million or 24.0%. The increase is primarily attributed to the J.D. Reece acquisition and increased activities associated with increased revenues. All other operating expenses include expenses such as salaries and employee benefits, occupancy and business promotion and advertising, and professional and management fees.

Amortization of Pending Real Estate Sales Contracts. Amortization of pending real estate sales contracts was $2.3 million for the three months ended June 30, 2001 attributable to the acquisition of J.D. Reece in May 2001.

Depreciation and Amortization. Depreciation and amortization, excluding the amortization of pending real estate sales contracts, for the three months ended June 30, 2001 was $3.0 million, an increase of $0.2 million compared to the sameV period in 2000.

Other Income (Expense), Net. Other income (expense), net for the three months ended June 30, 2001 and 2000 consisted primarily of interest expense and interest income. Interest expense for the three months ended June 30, 2001 was $1.1 million, an increase of $0.3 million compared to the same period in 2000. The increase is attributed primarily to increased borrowings.

Income Tax Expense. The increase in income tax expense for the three months ended June 30, 2001 as compared to the same period in 2000 is primarily the result of the increase in pre-tax income and book to tax adjustments for which deferred taxes are not provided.

Minority Interest. The minority interest is the result of the Company acquiring a controlling interest in certain mortgage joint ventures that were accounted for using the equity method in 2000.

Net Income. Net income for the three months ended June 30, 2001 was $8.3 million, an increase of $0.9 million, or 12.9% compared to the net income for the same period in 2000.

Liquidity and Capital Resources

The Company's capital requirements consist primarily of working capital, capital expenditures and acquisitions. Historically, the Company has funded its working capital and capital expenditures using cash and cash equivalents on hand. Acquisitions have historically been financed with proceeds from the Company's initial public offering ("IPO"), borrowings under its revolving credit facility, the private placement of the 7.12% senior notes, loans from MidAmerican Holdings, capital contributions prior to the IPO and cash on hand. As of June 30, 2001, cash and cash equivalents totaled $7.7 million, and $48.2 million was available under the revolving credit facility.

The Company's cash provided by operating activities was $29.3 million and $11.1 million for the six months ended June 30, 2001 and 2000, respectively. In the first six months of 2001, cash flows from mortgage loans held for sale were positively impacted by the combining of the mortgage origination business of its wholly owned Kansas City subsidiary, Plaza Mortgage, into its mortgage origination joint venture with Wells Fargo Home Mortgage, a subsidiary of Wells Fargo & Company. The May 2001 J.D. Reece acquisition also had a positive impact on the cash provided by operating activities during the first six months of 2001.

The Company's cash used in investing activities was $33.4 million and $4.0 million for the six months ended June 30, 2001 and 2000, respectively. The Company's cash used in investing activities for the six months ended June 30, 2001 was primarily attributable to the acquisitions of brokerage companies. The Company's cash used in investing activities for the six months ended June 30, 2000 was primarily attributable to the purchase of office property and equipment.

The Company's cash provided by financing activities was $6.0 million for the six months ended June 30, 2001. For the same period in 2000, cash used in financing activities was $5.2 million. The Company's cash provided by financing activities in 2001 was primarily a result of advances under the revolving credit agreement. The cash used in financing activities in 2000 was primarily due to payments under the revolving credit agreement.

The Company believes that the cash flow from operations and available borrowings under its $65 million revolving credit facility will be adequate to meet its needs for working capital, capital expenditures, debt service, planned acquisitions and the continued development of its integrated web applications. However, future acquisition growth may result in the need to raise additional funds through public or private financings or the formation of strategic ventures.

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

Item 3.         Default on Senior Securities

Not applicable

Item 4.         Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on May 16, 2001, the stockholders elected the following nominees for the position of Class II Director with votes cast as follows: R. Michael Knapp: 8,548,112 shares for and 1,600 shares withheld, Ronald J. Peltier: 8,548,012 shares for and 1,700 shares withheld, and W. David Scott: 8,548,512 shares for and 1,200 shares withheld.

The stockholders approved a motion to ratify the appointment of PricewaterhouseCoopers LLP as the Company's auditors for fiscal year 2001 with votes cast as follows: 8,549,312 shares for, 200 shares against, and 200 shares abstained.

Item 5.         Other information

None.

Item 6.         Exhibits and Reports on Form 8-K

(a)     Exhibits - None.
(b)     A current report on Form 8-K dated May 15, 2001 was filed relating to the purchase of J. D. Reece Realtors in Kansas City, Kansas.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  HOMESERVICES.COM INC.

By         /s/     Galen K. Johnson
Senior Vice President and
     Chief Financial Officer